Form 10QSB
period 2000-09-30
GAVELLA CORP
filed 2000-11-13
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

                        COMMISSION FILE NUMBER 000-31143
                                               ---------

                              GAVELLA CORP.
                              ------------------
         (Exact name of business issuer as specified in its charter)

            Delaware                             22-3742159
            --------                             ----------
     (State or other jurisdiction             (IRS Employer Identification
         of incorporation)                               number)

    215 West Main Street, Maple Shade, New Jersey   08052
    ---------------------------------------------- -------
    (Address of principal executive offices)     (Zip code)

    (856) 667-0600
    --------------
    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  XX      No
    ----         ----

The Company had 2,000,000 shares of common stock, par value $.001 per share, outstanding as of November 3, 2000

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]


                                 -1-



             GAVELLA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                GAVELLA CORP. AND SUBSIDIARY
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2000 AND 1999...............................3

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.........5

                CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2000 AND 1999.........................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS......................10

PART II.  OTHER INFORMATION...............................................14

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.................14

      SIGNATURES..........................................................15



                                 -2-

                       GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 2000 AND 1999
                               (Unaudited)

                                  ASSETS                         (Accounting)
                                                                  Predecessor
                                                      2000            1999
                                               -----------        -----------
Rental property, net                           $ 3,222,115        $ 3,261,279
Cash                                               122,967             66,485
Cash held in escrow                                 42,646             43,943
Accounts receivable                                  4,458              6,361
Prepaid expenses                                    65,045             59,257
Deferred financing costs, net                       60,411             69,051
                                               -----------        -----------
    Total Assets                               $ 3,517,642        $ 3,506,376
                                               ===========        ===========


                                LIABILITIES AND DEFICIT


Liabilities
  Mortgage notes payable                        $3,327,423        $ 3,364,530
  Notes payable                                    198,103            225,000
  Accrued interest                                  41,636             41,876
  Accounts payable                                   6,608             15,220
  Accrued expenses                                  33,130             23,188
  Security deposits payable                         77,261             65,379
                                               -----------        -----------
     Total Liabilities                           3,684,161          3,735,193

Minority Interest                                      -0-                -0-

Stockholders' Deficit
 Investment by predecessor                            -0-      (     228,817)
 Common stock, $.001 par value,
  3,000,000 shares authorized, 2,000,000
  shares issued and outstanding                      2,000                -0-
 Additional paid in capital                        175,500                -0-
 Accumulated deficit                           (   344,019)               -0-
                                               -----------        -----------
   Total stockholders' deficit                 (   166,519)       (   228,817)
                                               -----------        -----------
     Total Liabilities and Deficit              $3,517,642        $ 3,506,376
                                               ===========        ===========

                                 -3-
                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                               (Unaudited)
                                                                 (Accounting)
                                                                  Predecessor
                                                        2000            1999
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 624,559      $   600,293
                                                 -----------      -----------
    Total revenues                                   624,559          600,293

Operating expenses
  Administrative expenses                            114,506          112,240
  Utilities expense                                   61,650           64,276
  Operating and maintenance                           85,235           79,383
  Taxes and insurance                                 93,643           89,794
  Depreciation and amortization                       88,631           80,801
                                                 -----------      -----------
     Total operating expenses                        443,665          426,494

Operating income                                     180,894          173,799

Other income (expense)
  Interest income                                      1,934            1,294
  Interest expense                              (    231,415)  (      228,770)
                                                 -----------      -----------
      Total other income (expense)              (    229,481)  (     227,476)
                                                 -----------      -----------
Net loss                                        (     48,587)    (    53,677)

Accumulated deficit - beginning                 (    251,432)    (   184,140)

Contributed additional capital                         6,000            9,000

Issuance of common stock, net of
 stock issuance costs                                127,500              -0-
                                                 -----------      -----------
Accumulated deficit - ending                     ($ 166,519)      ($ 228,817)
                                                 ===========      ===========


Basic net loss per share - pro forma            ($      .02)     ($      .03)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic - pro forma                                2,000,000        2,000,000
                                                 ===========      ===========

                                 -4-
                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                               (Unaudited)
                                                                 (Accounting)
                                                                 Predecessor
                                                      2000            1999
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   48,587)      ($ 53,677)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization expense             88,631          80,801
    (Increase) decrease in:
      Accounts receivable                              8,528           4,168
      Prepaid expenses                           (    12,442)      (   9,429)
      Cash held in escrow                              8,935           8,856
     Increase (decrease) in:
      Accounts payable                            (   10,662)      (   6,625)
      Accrued expenses                                12,357       (   2,467)
      Other liabilities                           (    4,269)      (   3,571)
      Security deposits payable                        7,977           8,972
                                                 -----------     -----------
Net cash provided by operating activities             50,468          27,028
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (     36,738)    (   14,823)
                                                 -----------     -----------
Net cash used in investing activities           (     36,738)    (   14,823)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     28,112)    (   25,899)
  Repayment of short-term notes                 (    103,426)    (    3,900)
  Proceeds from notes payable                         30,000          10,000
  Additional contribution from predecessor           127,500              -0-
  Contributed additional capital                       6,000           9,000
                                                 -----------     -----------
Net cash provided by
 (used in) financing activities                       31,962     (    10,799)
                                                 -----------     -----------
Increase in cash                                      45,692           1,406

Cash, beginning                                       77,275          65,079
                                                 -----------     -----------
Cash, ending                                      $  122,967       $  66,485
                                                 ===========     ===========


                                 -5-

                       GAVELLA CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                               (Unaudited)

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION (continued):



Cash paid for interest                            $ 231,415      $ 228,770
                                                 ===========     ==========

Non-cash investing and financing activities:

     On August 7, 2000, the assets and liabilities of Spring Village Holdings, Inc., a wholly owned subsidiary of APTA Holdings, Inc., were transferred to the Company in exchange for 2,000,000 shares of Gavella common stock. In addition, APTA Holdings contributed $170,000 to the Company and incurred $42,500 of stock issuance costs of which $17,500 is included in accrued expenses as of September 30, 2000. The transaction is summarized as follows:

Additional contribution from predecessor           170,000
Stock issuance costs paid                     (     25,000)
                                             -------------
Cash received from predecessor                  $  145,000
                                             =============























                                 -6-

                           GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

              Investment                         Additional                   Total
                 By           Common Stock        Paid-in    Accumulated  Stockholder's
              Predecessor  Shares     Amount      Capital      Deficit      Deficit
              -----------  -----------------      --------   ------------  -------------
Balance,
01/01/99      $(184,140)            0    $   0       $    0      $   0      $ (184,140)

Contribution
from
Predecessor       9,000             0        0            0           0          9,000

Net loss        (53,677)            0        0            0           0        (53,677)
              ------------  ---------    -----     --------  -----------       -------
Balance
09/30/99      $(228,817)            0     $  0       $    0      $    0      $(228,817)

Balance
01/01/00      $(251,432)            0     $  0       $    0      $    0      $(251,432)

Net loss
prior to
initial
capitali-
zation         ( 40,949)            0     $  0       $    0      $    0      $( 40,949)

Contribution
from
Predecessor       6,000             0        0            0           0          6,000

Initial
capitali-
zation
resulting
from
contribution
of assets
and
liabilities
from
predecessor     286,381     2,000,000    2,000       48,000    (336,381)             0

Additional
contribution
from
predecessor,
net of
stock
issuance
costs                  0            0       0       127,500           0        127,500

Net loss
subsequent to
spin-off               0            0       0             0     ( 7,638)      ( 7,638)
              ------------  ---------    -----     --------  -----------       -------
Balance
09/30/00               0    2,000,000   $2,000     $175,500   ($344,019)     $(166,519)
              ============  =========    =====     ========  ===========       =======

                                 -7-
                  GAVELLA CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2000 AND 1999

                          (UNAUDITED)
Note 1 - Organization

     On June 21, 2000, Gavella Corp. ("Gavella") was formed for the purpose of effectuating a spin-off of the real estate operations of APTA Holdings,
Inc. ("APTA").   APTA is a financial services holding company.  Through its subsidiaries, APTA is engaged in two lines of business: owning and operating income-producing real estate, and the originating and servicing of loans to businesses and consumers, generally secured by real estate or other assets. On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock.

Note 2 - Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 1999 and 1998 which were audited and appear in the Form 10SB registration statement filed by the Company.

Note 3 - Unaudited Financial Statements

     The consolidated balance sheet as of September 30, 2000 and 1999 and the related consolidated statements of operations and deficit, and cash flows for the nine months ended September 30, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Basis of Presentation

     The consolidated financial statements for periods prior to the spin off include only those assets and liabilities contributed by APTA as described above. These financial statements have been prepared using APTA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulated that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to Gavella Corp. The financial statements presented include all the operations of the Company as well as the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that in a pooling of interests.

                                 -8-
                    GAVELLA CORP. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SEPTEMBER 30, 2000 AND 1999

                          (UNAUDITED)


Note 4 - Basis of Presentation (continued)

     In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by APTA. Management has allocated such expenses based on its best estimate of the actual time and effort expended for the benefit of Gavella Corp., and believes such allocation to be reasonable. Additional corporate overhead expenses of $3,000 per quarter have been allocated to Gavella prior to spin-off and are included in administrative expenses in the accompanying consolidated statement of operations and deficit with the offsetting credit amount reflected as contributed additional capital.

Net loss per Share - Pro Forma

     Net loss per share has been computed giving effect to the issuance of 2,000,000 shares of Gavella Corp. for APTA's investment in Spring Village Holdings, Inc. Accordingly, weighted average common shares outstanding have been computed based on the shares outstanding of Gavella Corp. for the respective period. Calculated earnings per share may not be representative of earnings per share subsequent to the transfer of the assets and liabilities from APTA since the level of other expenses incurred by Gavella Corp. may be higher than was incurred on a historical basis.














                                 -9-
ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-SB for the period ending June 30, 2000.

General
-------

Gavella Corp. ("Gavella" or the "Company") was incorporated on June 21, 2000 in the State of Delaware as a wholly owned subsidiary of Apta Holdings, Inc. ("Apta"). On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. Spring Village Holdings, Inc. owns an 80% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns a 124 unit apartment complex. The transfer of Spring Village Holdings, Inc. to Gavella was due to a decision by Apta's Board of Directors to separate the finance business and the real estate business into two separate corporations. The Apta Board of Directors has also authorized that the Apta shareholders will receive one share of Gavella for each share of Apta owned by the shareholders of record as of a date to be determined by Apta's Board of Directors. It is anticipated that Apta will retain approximately 10% of the Gavella shares after the spin-off. The chart below depicts the Company's corporate structure:

                         ------------------
                        |   Gavella Corp.  |
                         ------------------
                                100%
                                 |
                    -----------------------------
                   | Spring Village Holdings, Inc.|
                    -----------------------------
                                 |
                                 |
                                 80%
                       ----------------------
                      | SVG Properties, L.P. |
                       ----------------------


The following discussion of the business of the Company includes the business of Spring Village Holdings, Inc.

The Company is currently engaged in one line of business; owning and operating income producing real estate.

On December 31, 1995, Spring Village Holdings, Inc. acquired, for $50,000, an 80% controlling interest in a 124 unit apartment complex located in Sharon Hill, Pennsylvania. The Partnership secured bridge financing to make certain improvements needed to refinance the property. Upon completion of the improvements, rents, occupancy and net cash flow increased and the property was successfully refinanced on September 19, 1997. Subsequent to the refinancing, the Partnership has used its positive operating cash flow to reduce debt.

The consolidated financial statements include the accounts of Gavella Corp. and its wholly owned subsidiary, Spring Village Holdings, Inc. Spring Village Holdings, Inc. is the sole general partner of SVG Properties, L.P. and completely controls the partnership. Accordingly, the accounts of Spring Village Holdings, Inc. include its 80% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments). All significant intercompany transactions and accounts have been eliminated.

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements. The outside investors' limited partnership interests have been reflected as minority interests.

The Company has had a history of losses and as of September 30, 2000 reported an accumulated deficit of $344,019. The Company has generated a positive cash flow from operations in the last two years, and anticipates breakeven net cash flow after all scheduled debt service in 2000. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company.

Results of Operations
----------------------

The following discussion is for the nine months ending September 30, 2000 and 1999, respectively.

The Company reported total revenues of $624,559 and $600,293 in 2000 and 1999, respectively, an increase of $24,266 or 4%. Occupancy was approximately 95% and 94%, respectively. The higher occupancy and a small increase in the average unit rental rate resulted in the increase in rental revenue.

Total operating expenses increased from $426,494 in 1999 to $443,665 in 2000, an increase of $17,171 or 4%.

Administrative expenses increased to $114,506 in 2000 from $112,240 in 1999. Utilities decreased by $2,626. Operating and maintenance expense increased from $79,383 in 1999 to $85,235 in 2000. Taxes and insurance increased by $3,849, primarily due to expanded insurance coverage and a switch from subcontractors to employees. Depreciation increased by $7,830 to $88,631 in 2000, reflecting recent capital improvements being depreciated. Operating income increased from $173,799 in 1999 to $180,894 in 2000, primarily due to the increases in total revenues discussed above, which were only partially offset by higher expenses.

Net interest expense increased by $2,005 from $227,476 in 1999 to $229,481 in 2000.

Net loss decreased from ($53,677) in 1999 to ($48,587) in 2000. Basic net loss per share was ($.03) in 1999 and ($.02) in 2000.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.


Liquidity and Capital Resources
--------------------------------

At September 30, 2000, the Company had a deficit working capital of $12,758, including cash held in escrow for anticipated future expenses. The Company needs additional financing to expand its business and carry out its business plan and reduce debt.

On January 1, 2000, the Company had $77,275 in cash, exclusive of $51,581 in cash held in escrow accounts.

During the nine months ending September 30, 2000, the Company received $127,500 from its predecessor and $6,000 in contributed capital. The Company received $30,000 from installment notes payable during the period.
Operations provided $50,468. The Company used $36,738 to purchase property and equipment, repaid $103,426 in short term debt, and reduced mortgage debt by $28,112. The net increase in cash for the period was $45,692. The Company had $122,967 in cash on September 30, 2000, exclusive of $42,646 in cash held in escrow accounts.

As a result of the refinancing which occurred on September 19, 1997, the Company anticipates breakeven net cash flow after all scheduled debt service in 2000, including principal payments totaling $37,886 on long term debt. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through future equity offerings as well as by funds generated from operations. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to maintain occupancy at 93% or above and to keep operating costs under control.

In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; (e) unexpected losses, and (f) general economic conditions.


                                    -13-
PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None




                                    -14-
                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GAVELLA CORP.


Dated: November 10, 2000    /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer