Form 10KSB
period 2000-12-31
GAVELLA CORP
filed 2001-03-28
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/00.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number 000-31143


                            GAVELLA CORP.
               (Name of Small Business Issuer in Its Charter)


           Delaware                                       22-3742159
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

215 West Main Street, Maple Shade, New Jersey                   08052
(Address of Principal Executive Offices)                      (Zip Code)

                              (856) 667-0600
                        (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12(g) of the Act: common stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)
[X] Yes    [  ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X] Yes   [  ] No

State issuer's revenues for its most recent fiscal year: $838,898

The Company's common stock currently is not quoted publicly. The estimated aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2000 was $130,933. The market value is based upon the most recent independent appraisal of the Common Stock of the Company of $.125 per share.

The Company had 2,000,000 shares of common stock, par value $.001 per share, outstanding as of February 28, 2001.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  XX
                                                ----     -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
--------

Gavella Corp. ("Gavella" or the "Company") was incorporated on June 21, 2000 in the State of Delaware as a wholly owned subsidiary of Apta Holdings, Inc. ("Apta"). On August 7, 2000, Apta transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. Spring Village Holdings, Inc. owns an 80% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns a 124 unit apartment complex. The transfer of Spring Village Holdings, Inc. to Gavella was due to a decision by Apta's Board of Directors to separate the finance business and the real estate business into two separate corporations. On December 27, 2000, each shareholder of Apta received one share of Gavella for each share of Apta owned by the shareholders of record as of December 1, 2000. The chart below depicts the Company's corporate structure:

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

The only asset acquired by Gavella was Apta's wholly owned real estate subsidiary, Spring Village Holdings, Inc. ("Spring Village"). The following discussion of the business of the Company includes the business of Spring Village Holdings, Inc.

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

The Company has had a history of losses and as of December 31, 2000 reported an accumulated deficit of $384,281. The Company has generated a positive cash flow from operations in the last two years, and anticipates breakeven net cash flow after all scheduled debt service in 2001. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company.

Real Estate Operations
-----------------------

On December 31, 1995, Spring Village Holdings, Inc., the Company's wholly owned subsidiary, acquired a 4.5% general partnership interest and a 75.5% limited partnership interest (80% total) in SVG Properties, L.P. which owns the Spring Village Apartments complex in Sharon Hill, Pennsylvania from Harry
J. Santoro and companies affiliated with him (Santoro), the Company's President, for $50,000. The table below summarizes the ownership of SVG Properties, L.P. before and after the purchase:

                                      Ownership of
                                    equity interest in
                                   SVG Properties, L.P.        Type of
                                   % Before    % After        Ownership
                                   --------------------      -----------
Spring Village Holdings, Inc.        0           4.5           General
Spring Village Holdings, Inc.        0          75.5           Limited
Unrelated limited partners          20.0        20.0           Limited
H. James Santoro, Inc.               4.5         0             General
H. James Santoro, Inc.              16.5         0             Limited
HJS Venture Capital Co., Inc.       44.0         0             Limited
Harry J. Santoro                    15.0         0             Limited
                                   ------      -----
                                   100.0       100.0

Spring Village Holdings, Inc. was the wholly owned subsidiary of Apta Corp. prior to the transfer to Gavella Corp. on August 7, 2000.

H. James Santoro, Inc. and HJS Venture Capital Co., Inc. are 100% owned by Harry J. Santoro, President of the Company.

SVG Properties, L.P. is a limited partnership organized under the laws of the State of New Jersey on May 12, 1987. In 1987 the Partnership acquired for $2,450,000 the Mill Spring Apartments (subsequently renamed the Spring Village Apartments). At the time of the acquisition the property was severely in need of rehabilitation. The Partnership invested over $1,000,000 into the property using capital contributed by nine limited partners and the net proceeds from a $3,250,000 mortgage guaranteed by the Federal Housing Administration. Though the physical aspects and the net income of the property were significantly improved, the net income from operations was not sufficient to make the principal and interest payments due on the first mortgage. The Partnership attributes this to the high effective interest rate on the mortgage of 10 1/2%, plus 1/2% for insurance. In January, 1992, the Partnership defaulted on its mortgage. In August, 1992, Santoro acquired a controlling interest in the Partnership, along with other assets, in exchange for $125,000. At the time of the acquisition in 1992, Mr. Santoro owned a 7.14% limited partnership interest in SVG Properties, L.P. Mr. Santoro also was the chief executive officer and a 16.7% owner of Santoro, VanDervort & Gordon, Inc., the corporate general partner, which owned 14.70% of S.V.G. Properties, L.P. Santoro then entered into negotiations with the U.S. Department of Housing and Urban Development (HUD) to renegotiate the terms of the first mortgage. A Provisional Workout Agreement (the "Agreement") was agreed to and became effective on January 1, 1994, whereby HUD agreed not to take any action as a result of the default, provided that the mortgagor remit the minimum monthly payment and satisfactorily performed the other requirements of the agreement. The agreement provided for a minimum monthly payment of $24,000 ($288,000/yr.) in 1994 increasing to $34,000 per month ($408,000/yr.) in 2002.

During March of 1994, HUD announced that it planned to sell the large backlog of mortgage loans that reverted to the Federal Housing Administration (FHA) when borrowers defaulted on FHA insured mortgages.

On September 18, 1996, the Company was notified that the mortgage on the Property was sold to Resource Properties XXIII, Inc. ("RPI"). Shortly thereafter, the Partnership entered into an agreement with RPI whereby RPI agreed to recast the existing $3,490,419 debt to RPI as part of a proposed refinancing.

On September 19, 1997, the Partnership completed the refinancing of its long term debt. The refinancing completed the first objective of the Partnership's long term business plan. Below is a summary of the significant financial terms of the refinancing (rounded to the nearest $1,000):
                                                Before             After
                                             Refinancing        Refinancing
                                             -----------        -----------
Total long term debt                          3,595,000         3,578,000
Annual debt service (1998)                      342,000           326,000
Annual interest expense (1998)                  331,000           296,000
Funded expense escrows                           10,000            99,000
Effective interest rate                            9.2%              8.3%
Maturity                                         7 years         10 years+/-

As a result of the refinancing, long term debt decreased by $17,000, annual debt service decreased by $19,000, annual interest expense decreased by $35,000, and funded cash reserves to cover anticipated future expenses such as taxes, capital replacements and insurance increased by $89,000. Below is a more detailed analysis of long term debt as of September 19, 1997.

                                  Principal     Annual           Annual
                                                Debt Service     Interest
                                                Principal
                                                plus interest
                                  -----------------------------------------
New first Mortgage (Merrill)
  (7.78%) (10 years)              2,500,000     215,544          194,500
New second mortgage (RPI)
  (9.28%) (25 years)                927,672      95,568           86,088
New subordinate debt (Santoro)
   (10.0%)(2 years)                 150,000      15,000           15,000
                                  ---------     -------          --------
                                  3,577,672     326,112          295,588


For more information, see Financial Statements

The Company plans to seek new capital to reduce total debt and to seek strategic acquisitions to enhance shareholder value.


Investment Policies
--------------------

The Company intends to acquire additional single family and multi-family residential properties in the future, as well as undeveloped acreage. The target price per apartment unit is $28,000 and the geographic area shall be Eastern Pennsylvania, Delaware, and Southern New Jersey. There is no assurance that properties meeting such criteria can be acquired by the Company or that such acquisitions will be profitable. Also, investments may be made in properties which do not meet the above criteria upon what the Company believes to be favorable investment opportunities, such as purchasing properties that are distressed, at sheriff sales and/or tax sales, and the like. The Company does not have a fixed time frame for the acquisition of additional properties, but reviews potential acquisitions on an ongoing basis. The Company does not currently have any specific plans for acquisitions, and no potential acquisitions are currently under review. The Company is currently focused on using its cash flow from operations, if any, to reduce debt, with the remainder being reinvested in its existing property.

The Company manages its properties utilizing its own personnel who are employed either directly or as subcontractors.

The Company intends to finance its future acquisitions through the use of its own equity and initial acquisition debt up to 100% of the cost of the property, including anticipated improvements. There is no limit as to the number or amount of mortgages which may be placed on each property. It is the Company's stated long term goal to reduce overall debt to no greater than 80% of the market value of the Company's real estate holdings.

The Company's policy is to acquire assets for income, with capital appreciation being anticipated, but secondary to current income.

The Company has no limit as to the percentage of its assets which may be invested in any particular property.

The Company may invest in mortgages or other debt securities, including real estate tax liens, and there are no restrictions on such investments except that such debt securities or liens shall be secured by residential real estate or unimproved acreage. The Company does not intend to originate or warehouse mortgages, for purposes of sale or servicing.

The Company may invest in direct or indirect interests in residential real estate and unimproved land, including fee simple ownership, general or limited partnership interests, listed or not listed common or preferred stock in real estate companies or REITS which invest in residential real estate. There are no restrictions on such investments, except that the Company will not invest in a transaction or a series of transactions which will require registration as an Investment Company under the Investment Company Act of 1940.

The Company, at the discretion of the Board of Directors, may change the above outlined investment objectives and criteria or the policies listed below as it deems appropriate and in the best interests of the Company.

In order to carry out its investment policies outlined above, the officers of the Company, with the approval of the directors, and without a vote of security holders except when required by state or federal statutes, may:

     1.   Issue senior securities
     2.   Borrow money
     3.   Make loans to other persons
     4. Invest in securities of other issuers for the purpose of exercising control
     5.   Underwrite securities of other issuers
     6.   Engage in the purchase and sale of real estate investments
     7.   Offer its securities in exchange for property
     8.   Repurchase or reacquire its shares or other securities

During the past three years, the Company has not engaged in any of the above listed activities other than the borrowing of approximately $125,000 for equipment and building improvements. Though the officers of the Company are authorized to do so, it is unlikely that the Company will engage in any of the above activities in the foreseeable future other than borrowing money in the ordinary course of business.

The Company will provide directly to its security holders an annual report and proxy statement substantially in the form of a Form 10-KSB filed with the Securities and Exchange Commission. The financial statements in the annual report will be certified by independent public accountants. The Company shall also keep the security holders informed about major developments, either by directly mailing a report to the security holder or through a public press release supported by a Form 8-K, a quarterly report or other filing with the Securities and Exchange Commission.

Industry Overview
------------------

The Company's primary focus is to own and operate apartment complexes. The industry is dominated by numerous small operators. There are several large apartment operators in the area, including the Korman Organization, which operates a 1,500+ unit apartment complex, International City, which competes with the Company's existing complex. The Company believes the industry is highly competitive.


Apartment complexes in the area similar to the one owned by the Company have the following profiles:
                                                Company         Company
  Rents per month                Typical        12/31/00        12/31/99
  -------------------------      -------        --------        --------

  Studio                        $375 - $495        $430          $405
  One bedroom                   $499 - $650        $545          $520
  Two bedroom                   $620 - $850        $650          $635

  Annual rent increase 2000      1% - 6%          3% - 5%       1% - 2%

  Average occupancy 2000        93% - 97%        93% - 96%     93% - 98%

The information contained in the above table was derived from the following sources:

       1)   The metropolitan Philadelphia Apartment Survey
            By:  Insignia/ESG Capital Advisors, 1998

       2) The March 1999 and March 2000 CB Richard Ellis Rental Survey of Delaware County and Chester County, Pennsylvania

The Company believes that the general market is stable and that its units at current rental rates are in line with competitive complexes in the area.

Because it costs more to build a new apartment unit than to acquire an existing unit and due to lack of suitable construction sites in the area, competition is limited to existing apartment complexes and should be manageable.


Item 2.  Description of Property
---------------------------------

The Complex
------------

The Spring Village Apartment complex is a garden-type apartment complex consisting of seven buildings containing 60 one-bedroom units, 49 two-bedroom units and 15 studio units, located in Sharon Hill, Delaware County, Pennsylvania. Construction features include brick veneer over concrete block exterior walls, wood frame, asphalt shingle gable roofs, aluminum frame windows and sliding patio doors. Each unit is heated by gas fired hot water baseboard heat. All units have wall mounted air conditioners. The buildings were built in 1966. The quality of construction and current physical condition of the units is believed by the Company to be average. The Company is not aware of any material adverse environmental attributes of the property. There were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania, and were removed during 1997 by a qualified environmental engineering firm.


The current real estate tax assessment equates to a market value of $3,378,870. The assessed value for real estate taxes is $3,378,870 and the real estate taxes paid for 2000 were $95,831. The tax basis as of December 31, 1999 of the Company's buildings and equipment was $3,449,732 and $203,015 respectively, with $1,580,346 in accumulated depreciation. The land has a tax basis of $263,727. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the 150% declining balance method over a 10 year life. The Company owns an 80% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and the Company does not anticipate the need for substantial future renovations other than routine replacements. The Company believes it has adequate insurance coverage.

The Company plans to make the following capital expenditures during the next twelve months:

Replace appliances and equipment                $ 15,000
Replace soffits and fascia, painting               4,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 24,000

All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.


Item 3. Legal Proceedings.
---------------------------

There are no pending material legal proceedings to which the Company or any of its properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. There is no public trading market for the common stock of Gavella. Gavella anticipates that its common stock will be listed on the NASD OTC Bulletin Board in the near future. The common stock of Apta Holdings, Inc., the Company's predecessor, was quoted on the OTC Bulletin Board under the symbol "APTA". However, the market for Apta common stock was sporadic and thinly traded, and the price range of the common stock was $.125 to $.875 per share.

       Holders. There are approximately 459 holders of record of Gavella common stock. The Company estimates that there are at least another 75 shareholders whose stock is held in street name.

       Dividends. Neither Gavella nor its predecessor Apta has declared or paid any cash dividends on its common stock. Gavella presently, and for the foreseeable future, intends to retain all its earnings, if any, for the development of the Company's business. The declaration and payment of cash dividends in the future will be at the discretion of the Board of Directors, and will depend upon a number of factors, including among others, future earnings, operations, funding requirements, the general financial condition of the Company, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
---------------------------------------

None.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

The Company intends to target its marketing and business activity to renting apartment units to moderate income people who are not in a position to acquire a home. Based on the Company's own experience over the past five years and a review of market analysis reports published by others, the Company believes there will continue to be a need in the marketplace for moderately priced, well-maintained apartment rental units. This should provide a stable rental income base and allow for future revenue growth through modest rental increases near the rate of inflation.

The Company's long range plan is to reduce debt to around eighty percent of a property's value. To accomplish this, the Company plans to raise additional capital through the sale of its securities in the future.

The Company advertises its units in local newspapers, by direct mail and through promotional programs designed to maintain occupancy at or above 95%.


Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.


2000 Compared to 1999

The Company reported total revenues of $838,898 and $808,058 in 2000 and 1999, respectively, an increase of $30,840 or 4%. Occupancy was approximately 95.5% and 95%, respectively. The higher occupancy and a small increase in the average unit rental rate resulted in the increase in rental revenue.

Total operating expenses increased from $584,006 in 1999 to $624,295 in 2000.

Administrative expenses increased to $168,646 in 2000 from $151,100 in 1999. Utilities increased by $588. Operating and maintenance expense increased from $112,717 in 1999 to $122,912 in 2000. Taxes and insurance increased by $6,204, primarily due to expanded insurance coverage and a switch from subcontractors to employees. Depreciation increased by $5,756 to $121,702 in 2000, reflecting recent capital improvements being depreciated. Operating income decreased from $224,052 in 1999 to $214,603 in 2000, primarily due to the increases in expenses discussed above, which were only partially offset by increased revenues.

Net interest expense increased by $108 from $303,344 in 1999 to $303,452 in 2000.

Net loss increased from ($79,292) in 1999 to ($88,849) in 2000. Basic net loss per share was ($.04) in 1999 and ($.04) in 2000.

The prior five year rental history is summarized as follows:

          Gross Potential Rents    Occupancy        Average Annual Rent
Year  (Exclusive of other income)  Percentage        per square foot
-----  -------------------------   ----------       --------------------
1996       $775,730                 93                 $9.90
1997       $783,367                 93                $10.00
1998       $797,894                 96                $10.18
1999       $813,946                 95                $10.39
2000       $840,088                 95.5              $10.72

1999 Compared To 1998

The Company reported total revenues of $808,058 in 1999, compared to $796,855 in 1998, an increase of $11,203, or 1.5%. Several factors accounted for this increase. Occupancy decreased from 96% in 1998 to approximately 95% in 1999.
 The small decrease in occupancy was more than offset by increases in unit rents and tenant fees. The Company believes this was the result of an improving economy, increased advertising, and reflects overall improvement in the desirability of our apartments resulting from increased spending in prior years on previously deferred maintenance.

Total operating expenses increased by $13,199, to $584,006. Administrative expenses increased by $14,073 to $151,100. In 1999, there was an increase in administrative expenses related to the operations of the apartment complex. Utilities expenses increased from $79,750 in 1998 to $84,487 in 1999 due primarily to an unusually mild winter in 1998. Operating and maintenance expenses declined from $128,704 in 1998 to $112,717 in 1999. Decreases in material costs and subcontracts caused the decline. Taxes and insurance increased by $2,990, reflecting higher insurance premiums. Depreciation and amortization increased by $7,386 to $115,946 as a result of recent capital improvements being depreciated.

Interest expense increased from $297,549 in 1998 to $305,199 in 1999, due to an increase in the total debt outstanding. The debt was incurred for property an equipment.

Net loss increased from $70,356 in 1998 to $79,292 in 1999. The Company reported a basic net loss of ($.04) per share in 1999, compared to a basic net loss of ($.04) per share in 1998.

No tenant occupies more than 10% of the leased space. Substantially all leases are for one year or less, and are for residential dwelling units. A sixty day notice is required for termination. Substantially all of the leases expire within one year as is typical for apartment leases.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
-------------------------------

The Company's financial position is improving.

At December 31, 1999 the Company had a deficit in working capital of $80,316 including cash held in escrow for anticipated future expenses. At December 31, 2000, the Company had working capital of $14,633.

On December 31, 1998, the Company had $65,079 in cash. During the year ending December 31, 1999, the Company received $25,447 in net proceeds from short term debt and $12,000 contributed capital. Operations provided an additional $36,518 in cash. The Company used $26,875 to purchase property and equipment and reduced mortgage indebtedness by $34,894. The net increase in cash for the year was $12,196. The Company had $77,275 in cash on December 31, 1999, exclusive of $51,581 cash held in escrow accounts.

During the year ending December 31, 2000, the Company realized $30,000 in net proceeds from notes payable, and $165,500 in contributed capital. Operations provided an additional $48,468. The Company used $37,886 to repay mortgage notes payable. The Company used $65,518 to purchase property and equipment. The net increase in cash for the year was $14,035. The Company had $91,310 in cash on December 31, 2000, exclusive of $37,123 cash held in escrow accounts.

The Company's balance sheet is highly leveraged. As discussed previously in this Form 10-KSB, the Company plans to reduce this leverage through the current and future equity offerings as well as by funds generated from operations. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to maintain occupancy at 93% or above and to keep costs under control.

In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company. As a result of the refinancing which occurred on September 19, 1997, the Company anticipates breakeven net cash flow after all scheduled debt service in 2001, including principal payments totaling $41,137 on long term debt. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

Planned Capital Expenditures
-----------------------------

Replace appliances and equipment                $ 15,000
Replace soffits and fascia, painting               4,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 24,000


All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the
Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; and (e) general economic conditions.

Item 7.  Financial Statements.
-------------------------------


             GAVELLA CORP. AND SUBSIDIARIES
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

                      TABLE OF CONTENTS

                                                            PAGE
                                                            ----
  INDEPENDENT AUDITORS' REPORT..............................F-1

  CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS..................F-3

     CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' DEFICIT..................................F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS .................F-5 - F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-7 - F-15

                       INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Gavella Corp. and Subsidiary


We have audited the accompanying consolidated balance sheets of GAVELLA CORP. AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAVELLA CORP. AND SUBSIDIARY as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                              Haefele, Flanagan & Co., p.c.


Moorestown, New Jersey
January 31, 2001

                GAVELLA CORP. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2000 AND 1999


                           ASSETS
                                               2000             1999

Rental property, net (Notes 3 & 4)           $3,219,984       $3,267,528
Cash (Note 3)                                    91,310           77,275
Cash held in escrow (Notes 3 & 5)                37,123           51,581
Accounts receivable                              15,388           12,986
Prepaid expenses                                 53,494           52,603
Deferred financing costs, net (Note 3)           58,251           66,891
                                             ----------       ----------
     Total Assets                            $3,475,550       $3,528,864
                                             ==========       ==========

                   LIABILITIES AND DEFICIT

Liabilities
  Mortgage notes payable (Note 6)            $3,317,649       $3,355,535
  Notes payable (Note 7)                        175,000          271,529
  Accrued interest                               41,469           41,636
  Accounts payable                                5,130           17,270
  Accrued expenses                               22,462           20,773
  Security deposits payable (Note 3)             76,965           69,284
  Other liabilities                              11,656            4,269
                                             ----------       ----------
         Total Liabilities                    3,650,331        3,780,296

Minority Interest (Note 2 & 3)                     -0-              -0-

Stockholders' Deficit (Note 1)
   Investment by predecessor                       -0-          (251,432)
    Common  stock,  $.001  par  value,
     3,000,000 shares  authorized,
     2,000,000 issued and Outstanding            2,000              -0-
   Additional paid-in capital                  207,500              -0-
   Accumulated deficit                        (384,281)             -0-
                                             ----------       ----------
     Total stockholders' deficit              (174,781)         (251,432)
                                             ----------       ----------
     Total Liabilities and Deficit           $3,475,550       $3,528,864
                                            ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these financial statements is described.

                 GAVELLA CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                              2000           1999

Revenues
  Rental real estate                       $838,898        $808,058
                                           --------        --------
     Total revenues                         838,898         808,058

Operating expenses
  Administrative expenses                   168,646         151,100
  Utilities expense                          85,075          84,487
  Operating and maintenance                 122,912         112,717
  Taxes and insurance                       125,960         119,756
  Depreciation and amortization             121,702         115,946
                                           --------        --------
     Total operating expenses               624,295         584,006
                                           --------        --------
Operating income                            220,603         224,052

Other income (expense)
  Interest income                             2,783           1,855
  Interest expense                         (306,235)       (305,199)
                                           --------        --------
      Total other income (expense)         (303,452)       (303,344)
                                           --------        --------
Net loss                                    (88,849)        (79,292)
                                           ========        ========
Basic net loss per share (Notes 1 and
3) - Pro Forma
  Net loss                                     (.04)           (.04)
                                           ========        ========
Average   number  of  common   shares
outstanding -
  Basic - Pro Forma                       2,000,000       2,000,000
                                          =========       =========








The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these financial statements is described.

                         GAVELLA CORP & SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                           Investment                       Additional                    Total
                                               By        Common Stock        Paid-in    Accumulated  Stockholders'
                                           Predecessor  Shares    Amount     Capital      Deficit       Deficit

Balance, January 1, 1999                 $ (184,140)    $         $          $           $             $(184,140)

Contribution from Predecessor                12,000        0         0            0             0         12,000

Net loss                                    (79,292)       0         0            0             0        (79,292)
                                         -----------   ---------  --------- -----------  ------------  -----------
Balance, January 1, 2000                   (251,432)                                                    (251,432)

Contribution from predecessor                 6,000        0         0            0             0          6,000

Net loss prior to initial capitalization    (40,949)       0         0            0             0        (40,949)

Initial capitalization resulting
 from contribution of assets and
 liabilities from predecessor
 (Note 1)                                   286,381    2,000,000   2,000        48,000      (336,381)         0

Additional contributions from
 predecessor, net of stock issuance cost         0         0         0         159,500          0        159,500

Net loss subsequent to
   initial capitalization                        0         0         0            0          (47,900)    (47,900)
                                         -----------   ---------  --------- -----------  ------------  -----------
Balance, December 31, 2000               $       0     2,000,000  $ 2,000    $ 207,500   $  (384,281)  $(174,781)

The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               2000         1999
Cash flows from operating activities:
  Net loss                                   (88,849)     (79,292)
   Adjustments to reconcile net loss
    to net cash provided by
      operating activities:
     Depreciation  and  amortization
        expense                              121,702      115,946
    (Increase) decrease in:
      Accounts receivable                     (2,402)      (2,457)
      Prepaid expenses                          (891)      (2,775)
      Cash held in escrow                     14,458        1,218
     Increase (decrease) in:
      Accounts payable                       (12,140)      (4,575)
      Accrued interest                          (167)        (240)
      Accrued expenses                         1,689       (4,882)
      Other liabilities                        7,387          698
      Security deposits payable                7,681       12,877
                                             -------      -------
Net cash provided by operating
   activities                                 48,468       36,518
                                             -------      -------
Cash flows from investing activities:
 Purchases of property and equipment         (65,518)     (26,875)
                                             -------      -------
Net cash used in investing activities        (65,518)     (26,875)
                                             -------      -------
Cash flows from financing activities:
 Repayment of mortgage  notes payable        (37,886)     (34,894)
  Proceeds from short-term debt               30,000       30,000
  Payments on short-term debt               (126,529)      (4,553)
  Contributed additional capital             165,500       12,000
                                             -------      -------
Net cash provided by financing activities     25,085        2,553
                                             -------      -------
Increase in cash                              14,035       12,196

Cash, beginning                               77,275       65,079
                                             -------      -------
Cash, ending                                 $91,310      $77,275
                                             =======      =======
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

                                                2000        1999

Cash paid for interest                       $306,402  $  305,439
                                             =======      =======
Cash paid for income taxes                   $  -0-    $      200
                                             =======      =======

                GAVELLA CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
 (continued):


                                                2000               1999
Non-cash  investing and financing
 activities:

  Property and Equipment
     Purchases of property and equipment      $65,518            $ 54,057
     Debt incurred                                -0-             (27,182)
                                              -------            --------
      Cash  paid  for  purchases  of
        property and equipment                $65,518            $ 26,875
                                              =======            ========

     On August 7, 2000, the assets and liabilities of Spring Village Holdings, Inc., a wholly owned subsidiary of APTA Holdings, Inc., were transferred to the Company in exchange for 2,000,000 shares of Gavella common stock. In addition, APTA Holdings contributed $200,000 to the Company and incurred $40,500 of stock issuance costs. See Note 9. The transaction is summarized as follows:

     Additional  contribution   from
     predecessor                      200,000
     Stock issuance costs paid        (40,500)
                                      -------
     Cash received from predecessor  $159,500
                                     ========







The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these financial statements is described.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

Note 1 - Organization and Basis of Presentation

      On June 21, 2000, Gavella Corp. ("Gavella") was formed for the purpose of effectuating a spin-off of the real estate operations of APTA Holdings, Inc. ("APTA"). APTA is a financial services holding company. Through its subsidiaries, APTA was engaged in two lines of business: owning and operating income-producing real estate, and the originating and servicing of loans to businesses and consumers, generally secured by real estate or other assets.

     On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. On December 27, 2000, the common stock of Gavella was spun off to the common shareholders of APTA. Eligible APTA shareholders of record on December 1, 2000 ("Dividend Record Date") received one share of Gavella's common stock for each share of APTA's common stock held on the Dividend Record Date. On December 27, 2000, 2,000,000 shares of $.001 par value Gavella common stock were issued to eligible APTA shareholders.

      The accompanying consolidated financial statements include the periods prior to the spin off and include only the assets and liabilities contributed by APTA as described above. These financial statements have been prepared using APTA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to Gavella Corp. The financial statements presented include all of the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that of a pooling of interests.

     In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses incurred on behalf of the accounting predecessor by APTA. Management has allocated such expenses based on its best estimate of actual time and effort expended for the benefit of Gavella Corp., and believes such allocation to be reasonable. Additional corporate overhead expenses of $6,000 and $12,000 in 2000 and 1999 have been allocated to Gavella and are included in administrative expenses in the accompanying consolidated statement of operations with the offsetting credit amount reflected as contributed additional capital.

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999


Note 1 - Organization and Basis of Presentation (continued)


Net loss per Share - Pro Forma

      Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. The Company had no potential common shares at December 31, 2000 and 1999.

      Net loss per share prior to the spin-off has been computed giving effect to the distribution ratio of 1 common share of Gavella stock for each common share of APTA. Accordingly, weighted average common shares outstanding for the accounting predecessor have been computed based on the hypothetical shares outstanding of Gavella Corp. for the respective period. Calculated earnings per share may not be representative of earnings per share subsequent to the transfer of the assets and liabilities from APTA since the level of other expenses incurred by Gavella may be higher than was incurred on a historical basis.


Note 2 -Nature of Operations

    The  assets acquired by Gavella were APTA's wholly owned
subsidiary,  Spring  Village Holdings, Inc.   The  following
discussion includes the business of the subsidiary and incorporates the prior activities of APTA.

     The Company has, through its wholly owned subsidiary, Spring Village Holdings, Inc., an 80% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments), which owns a 124 unit residential apartment complex in Sharon Hill, Pennsylvania. Spring Village Holdings, Inc. directly manages the business activities of the partnership. The Company's 80% partnership interest is comprised of a 4.5% general partnership interest and 75.5% limited partnership interest. The remaining 20% limited partnership interests are held by unrelated individuals. The terms of the partnership agreement provide that ownership of capital and allocation of net profits or losses and distributions of cash flow are to be in proportion to each partner's interest.

                    GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Gavella Corp., and its wholly owned subsidiary, Spring Village Holdings, Inc. Spring Village Holdings, Inc. is the sole general partner of SVG
Properties,  L.P.   and completely  controls  the  partnership.
Accordingly,   the accounts  of Spring Village Holdings, Inc. include  its
80% partnership  interest in SVG Properties,  L.P.  (T/A  Spring Village
Apartments).    All   significant    intercompany transactions and accounts
have been eliminated.

       For   financial  reporting  purposes,   the   assets, liabilities,
results of operations and cash  flows  of  the partnership  are  included  in
the  Company's  consolidated financial   statements.   The  outside
investors'   limited partnership  interests  have  been  reflected  as
minority interests.

Use of Estimates

      The  preparation of financial statements in conformity with   generally
accepted  accounting  principles  requires management to make estimates and
assumptions that affect the amounts   reported   in   the   financial
statements   and accompanying notes.  Actual results could differ from  those estimates.

Rental Real Estate Revenues

      Rental real estate revenues include rental income and fees earned from tenants for late charges, laundry income and other housing related services. Tenant fees for the years ended December 31, 2000 and 1999 were $35,953 and $33,561.

      The Company earns rental income under operating lease agreements with tenants. Rental income is recognized on a straight-line basis over the applicable lease term. The associated fees and other income are recognized as earned.

Rental Property

      Rental property is recorded at cost.  Depreciation  is provided  using
the straight-line method over its  estimated useful  life.   The  estimated
useful lives of the major classes of rental property, as determined by the Company's management, are as follows: buildings and improvements - 40 years, building equipment - 10 years, office equipment - 5 years, transportation equipment - 5 years, furniture and fixtures - 3 years. Maintenance and repairs are charged to expense as incurred; major renewals
and  betterments  are capitalized.   When items of property are sold  or
retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999


Note   3   -  Summary  of  Significant  Accounting  Policies
(continued)


Rental Property (continued)

      The Company reviews the carrying value of the rental property for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Based on these reviews, there were no adjustments to the carrying value of long-lived assets for the years ended December 31, 2000 and 1999.


Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender
to  provide  funds  necessary  for  the  payment  of  taxes,
insurance,   replacements   and  other   specified   capital
expenditures of the Spring Village Apartments.


Deferred Financing Costs

      Deferred financing costs, consisting primarily of debt issue costs, are amortized using the straight-line method over ten years, the term of the related debt. Amortization expense for the years ended December 31, 2000 and 1999 was $8,640 and $8,640. Accumulated amortization as of December 31, 2000 and 1999 was $28,080 and $19,440.


Security Deposits Payable

      Security deposits payable represent amounts received from tenants and are included in cash on the accompanying balance sheets. As of December 31, 2000 and 1999, the tenant security deposits are fully funded. Tenant security deposits are guaranteed by a stockholder.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999


Note   3   -  Summary  of  Significant  Accounting  Policies
(continued)


Advertising

      The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the periods ended December 31, 2000 and 1999 was $12,505 and $15,056.


Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred asset or liability is determined based on differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.


Fair Value

      The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short maturity of these instruments. The Company's debt approximates fair value based on borrowing rates currently available to the Company.


Statement of Cash Flows

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

Note 4 - Rental Property

     Rental property at December 31, 2000 and 1999 consisted
of the following:
                                                  2000      1999

     Land                                       292,792    292,792
     Building and improvements                3,207,942  3,186,821
     Building equipment                         136,632    108,083
     Office equipment                            35,563     31,625
     Transportation equipment                    42,428     32,182
     Furniture and fixtures                       5,180      3,516
                                             ----------  ---------
                                              3,720,537  3,655,019

     Less accumulated depreciation             (500,553)  (387,491)
                                             ----------  ---------
     Rental property, net                    $3,219,984 $3,267,528
                                             ==========  =========

     Depreciation expense for the periods ended December 31, 2000 and 1999 was $113,062 and $107,306.

Note 5 - Cash Held in Escrow

      Cash  held  in  escrow at December 31, 2000  and  1999
consisted of the following:

                                                 2000      1999

     Mortgage escrow deposits                $32,471     $39,127
     Reserve fund for replacements             2,832      10,496
     Specified work escrow                     1,820       1,958
                                             --------    -------
                                             $37,123     $51,581
                                             ========    =======
Note 6 - Mortgage Notes Payable

     Mortgage notes payable at December 31, 2000 and 1999
consisted of the following:
                                                2000        1999
Mortgage  note  payable  to   First
Union National Bank in monthly
installments  of $17,962 including
interest  at 7.78%, due  October
2007, secured by first mortgage
on rental property, assignment of
Leases, rents and  security
deposits, substantially
all assets of a subsidiary, and a
limited payment and performance
guaranty of a stockholder                  $2,424,702     $2,450,506

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

Note 6 - Mortgage Notes Payable (continued)
                                                   2000           1999
Mortgage  note payable to  Resource
Properties, Inc. ("RPI") in  monthly
installments of $7,964 including
interest at 9.28%, (or 100% of the
Subsidiary's net cash  flow,  as
defined in the Agreement, if less),
due October 2022, secured by  second
mortgage  on  rental property and
the common stock of a subsidiary                 892,947       905,029
                                              ----------    ----------
                                              $3,317,649    $3,355,535
                                              ==========    ==========

     RPI was granted an option to purchase the rental roperty for $1.00 subject to the first and second mortgages in the event of default.

     Maturities of mortgage notes payable as of December 31, 2000 are as follows:

             2001                        $     41,137
             2002                              44,669
             2003                              48,506
             2004                              52,676
             2005                              57,207
             Thereafter                     3,073,454
                                            ---------
                                           $3,317,649
                                            =========
Note 7 - Notes Payable

     Notes payable at December 31, 2000 and 1999 consists of the following:

                                                 2000               1999
Note  payable  to  bank  in  monthly
payments of $563 including interest
at 8.75%, secured by transportation
equipment, repaid in 2000                         -0-             26,529

Note payable to related parties with
interest at 15% and 12% in 2000
and 1999, due January 2003, unsecured           25,000            95,000

Note payable to stockholder  in
monthly payments of $1,688 (or net
cash flow after all debt service
of  a subsidiary, if less), bears
interest at 15% and 12% in 2000 and
1999, due January 2004, unsecured              150,000           150,000
                                               -------           -------
                                              $175,000          $271,529
                                               =======           =======

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999


Note 7 - Notes Payable (continued)

     Interest expense paid to stockholders and related parties in 2000 and 1999 was $31,039 and $28,750. Accrued interest of $18,750 was payable to stockholders and related parties at December 31, 2000 and 1999.

Note 8 - Income Taxes

      The Company's provision for income taxes for the years ended December 31, 2000 and 1999 consists of the following:

                              2000      1999
          Current
            Federal           -0-         -0-
            State             -0-         -0-
          Deferred            -0-         -0-
                            -----       -----
                            $ -0-       $ -0-
                            =====       =====
      The income tax provision for continuing operations varied from the federal statutory tax rate as follows for each year:

                                     2000          1999

          U.S. Statutory Rate      (   15%)       ( 15%)
          State income taxes       (    9%)       (  9%)
          Valuation allowance          24%          24%
                                   -------        ------
                                        0%           0%
                                   =======        ======
     Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available
to offset future  taxable  income.   Significant  components  of   the
Company's deferred tax assets at December 31, 2000 and  1999 are as follows:

                                     2000        1999

          Net operating loss
            carryforwards         $141,270   $  116,000
          Valuation allowance     (141,270)    (116,000)
                                 ---------    ---------
                                  $  -0-     $     -0-
                                 =========    =========

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999


Note 8 - Income Taxes (continued)

     Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2000, the Company has approximately $580,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2020 for federal purposes and 2007 for state purposes.

Note 9 - Related Party Transactions

Stockholders' Deficit

      Stock  issuance  costs include  $25,000  paid  to  two
officers/directors  of the Company in  connection  with  the
preparation   and  filing  of  the  Company's   registration
statement.

Management Fees

      A  company, which is owned by a stockholder,  provides
certain  management  and  administrative  services  to   the
Companies. Management fees for the years ended December 31, 2000 and 1999 were $50,100 and $45,000. Included in the accrued expenses are management fees payable of $3,950 and $3,750 at December 31, 2000 and 1999.

Leases

     The Company leases its office space from a company that
is owned by a stockholder.  Monthly rental payments are $450
per  month.   Rent expense for the years ended December  31,
2000 and 1999 was $4,050 and $1,800.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
-----------------------------------------------------------

None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:
                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          48               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      58               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 48 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate development. He left the firm in 1982 to form a consulting company and to invest in real estate. He is currently engaged in real estate development and apartment management as principal and President of H. James Santoro, Inc. as well as the Company.
He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson. Mr. Robinson, who is 58 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation. During the period from 1986 through 1992, Mr. Robinson was a shareholder of the law firm of Robinson & Sacharow, P.C.,
located in Maple Shade, New Jersey.   Mr. Robinson left such firm in 1992,
and opened an office at 172 Tuckerton Road, Medford, New Jersey where he continues his securities practice.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Directors of the Company do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

ITEM 10.  EXECUTIVE COMPENSATION.


     The following table sets forth the compensation of the named executive officers for each of the Registrant's last three completed fiscal years.

                         EXECUTIVE COMPENSATION SUMMARY TABLE

                                      Annual Compensation

Name and                              Stock                   Other Annual
Principal Position     Year   Salary  Options    Bonus        Compensation
-------------------    ----   ------  -------    ------       ------------
Harry J. Santoro,      1998     0           0       0           $39,874  (1)
President, Treasurer   1999     0           0       0           $45,000  (1)
                       2000     0           0       0           $62,600  (1)




Stephen M. Robinson,   1998     0           0       0           $25,660 (2)
VP, Secretary          1999     0           0       0                 0
                       2000     0           0       0            12,500 (2)

-----------------
(1) Includes fees payable to H. James Santoro, Inc. as property manager of the Spring Village Apartments and for administrative services rendered.

(2)  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.


Employment and Consulting Agreements
-------------------------------------

There are no employment agreements with the officers of the Company.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.

                        #  Shares of
Name and Address of     Common Stock          % Outstanding
Beneficial Owner        Beneficially            Common Stock
                          Owned <F1>        Beneficially Owned
------------------      ---------------     -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          485,893<F2>               24.3%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        466,164<F3>               23.3%

All Directors and
Officers as a
group (2 persons)            952,057                   47.6%



-----------------
[FN]
<F1>
  Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

<F2>
  Includes 191,500 shares held by Theodora T. Robinson, spouse of Stephen M. Robinson.

<F3>
  Includes 75,000 shares held by Donna M. Santoro, spouse of Harry J.
Santoro.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex, plus reimbursement of certain expenses. Such agreement, as modified, is currently in effect, and may be terminated when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. received in 2000 and 1999, respectively, $47,100 and $45,000, pursuant to such agreement. Mr. Santoro owns 100% of H. James Santoro, Inc.

The Company currently maintains its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $450. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits
    --------

Exhibit No.    Description of Document
-----------    -----------------------

3.01 *       Articles of Incorporation of Gavella Corp.
               dated June 21, 2000

3.02 *       By-laws of Gavella Corp.

10.01*       Agreement and Plan for Corporate Separation between
               Apta Holdings, Inc., Spring Village Holdings, Inc.
               and Registrant

10.02*       Provisional Workout Agreement

10.03*       Agreement with Resource Properties XXIII, Inc.

10.04*       Apartment Management Agreement

10.05*       Fourth Amended and Restated Partnership Agreement of
             S.V.G. Properties, L.P.

10.06* First Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

10.07* Second Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

10.08* Third Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

21.1 *       List of Subsidiaries of Registrant

23.01*       Consent of Haefele, Flanagan & Co., P.C.


(b) Reports on Form 8-K
    -------------------

     None

---------

The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the Registrant's Registration Statement on Form 10-SB number 000-31143, effective September 24, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GAVELLA CORP.
                                            (Registrant)

Date: March 28, 2001

                                            /S/  Harry J. Santoro
                                        -----------------------------------
                                          Harry J. Santoro, President,
                                          Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            GAVELLA CORP.
                                            (Registrant)

Date: March 28, 2001

                                            /S/  Harry J. Santoro
                                       -------------------------------------
                                            Harry J. Santoro, Director

                                            /S/  Stephen M. Robinson
                                       -------------------------------------
                                            Stephen M. Robinson,  Director