Form 10QSB
period 2001-03-31
GAVELLA CORP
filed 2001-05-10
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The Company had 2,000,000 shares of common stock, par value $.001 per share, outstanding as of May 3, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]

             GAVELLA CORP. AND SUBSIDIARY
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                GAVELLA CORP. AND SUBSIDIARY
                ----------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2001 AND DECEMBER 31, 2000...................3

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT FOR
                THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000.........5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                ENDED MARCH 31, 2001 ..................................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............7-8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS...................9

PART II.  OTHER INFORMATION............................................13

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..............13

      SIGNATURES.......................................................14

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2001 AND DECEMBER 31, 2000
                               (Unaudited)

                                  ASSETS
                                                March 31,        December 31,
                                                  2001                2000
                                               -----------        -----------
Rental property, net                           $ 3,191,804        $ 3,219,984
Cash                                                84,647             91,310
Cash held in escrow                                 72,114             37,123
Accounts receivable                                 14,419             15,388
Prepaid expenses                                    23,979             53,494
Deferred financing costs, net                       56,091             58,251
                                               -----------        -----------
    Total Assets                               $ 3,443,054        $ 3,475,550
                                               ===========        ===========


                                LIABILITIES AND DEFICIT


Liabilities
  Mortgage notes payable                        $3,307,681        $ 3,317,649
  Notes payable                                    217,500            175,000
  Accrued interest                                  22,719             41,469
  Accounts payable                                  15,725              5,130
  Accrued expenses                                  23,338             22,462
  Security deposits payable                         76,790             76,965
  Other liabilities                                  9,266             11,656
                                               -----------        -----------
     Total Liabilities                           3,673,019          3,650,331
                                               -----------        -----------
Minority Interest                                      -0-                -0-
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  3,000,000 shares authorized, 2,000,000
  shares issued and outstanding                      2,000              2,000
 Additional paid in capital                        207,500            207,500
 Accumulated deficit                           (   439,465)       (  384,281)
                                               -----------        -----------
   Total stockholders' deficit                 (   229,965)       (
174,781)
                                               -----------        -----------
     Total Liabilities and Deficit              $3,443,054        $ 3,475,550
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                               (Unaudited)

                                                   2001               2000
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 210,712      $   208,376
                                                 -----------      -----------
    Total revenues                                   210,712          208,376

Operating expenses
  Administrative expenses                             52,072           38,187
  Utilities expense                                   43,018           30,546
  Operating and maintenance                           32,179           26,435
  Taxes and insurance                                 32,697           31,286
  Depreciation and amortization                       31,241           29,544
                                                 -----------      -----------
     Total operating expenses                        191,207          155,998
                                                 -----------      -----------
Operating income (loss)                               19,505           52,378

Other income (expense)
  Interest income                                        619              652
  Interest expense                              (     75,308)  (      77,181)
                                                 -----------      -----------
      Total other income (expense)              (     74,689)  (      76,529)
                                                 -----------      -----------
Net loss                                        (     55,184)    (    24,151)
                                                 ===========      ===========



Basic net loss per share - pro forma            ($      .03)     ($      .01)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic - pro forma                                2,000,000        2,000,000
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                               (Unaudited)

                                                    2001            2000
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   55,184)      ($ 24,151)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization expense             31,241          29,544
    (Increase) decrease in:
      Accounts receivable                                969           7,446
      Prepaid expenses                                29,515)      (   3,166)
      Cash held in escrow                         (   34,991)          4,253
     Increase (decrease) in:
      Accounts payable                                10,595       (   2,421)
      Accrued interest                            (   18,750)            -0-
      Accrued expenses                                   876       (   2,438)
      Other liabilities                           (    2,390)          1,582
      Security deposits payable                   (      175)          1,150
                                                 -----------     -----------
Net cash provided by
   (used in) operating activities                 (   38,294)         11,799
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (        901)    (    6,754)
                                                 -----------     -----------
Net cash used in investing activities           (        901)    (    6,754)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (      9,968)    (     9,181)
  Proceeds from notes payable                         42,500           5,000
  Payments on notes payable                              -0-     (     1,117)
  Contributed additional capital                         -0-           3,000
                                                 -----------     -----------
Net cash provided by
 (used in) financing activities                       32,532     (     2,298)
                                                 -----------     -----------
Net increase (decrease) in cash                 (      6,663)          2,747

Cash, beginning                                       91,310          77,275
                                                 -----------     -----------
Cash, ending                                      $   84,647       $  80,022
                                                 ===========     ===========

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                            $   94,058       $  77,181
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


                                                     Additional                    Total
                                 Common Stock          Paid-in    Accumulated  Stockholders'
                              Shares     Amount        Capital      Deficit       Deficit

Balance, January 1, 2001     2,000,000  $ 2,000    $ 207,500     $(384,281)    $174,781

Net loss                             0        0            0       (55,184)     (55,184)
                             ---------  -------    ---------    ----------     --------
Balance, March 31, 2001      2,000,000  $ 2,000    $ 207,500     $(439,465)    $229,965
                             =========  =======    =========    ==========     ========


                       GAVELLA CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2001 AND 2000

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

Note 2 - Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2000 and 1999 which were audited and appear in the Form 10-KSB previously filed by the Company.

Note 3 - Unaudited Financial Statements

     The consolidated balance sheets as of March 31, 2001 and December 31, 2000 and the related consolidated statements of operations, and cash flows for the three months ended March 31, 2001 and 2000, and the statement of changes in stockholders' equity for the three months ended March 31, 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

                       GAVELLA CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2001 AND 2000

                              (UNAUDITED)

Note 4 - Basis of Presentation (continued)

Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to Gavella Corp. The financial statements presented include all the operations of the Company as well as the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that of a pooling of interests.

In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by APTA. Management has allocated such expenses based on its best estimate of the actual time and effort expended for the benefit of Gavella Corp., and believes such allocation to be reasonable. Additional corporate overhead expenses of $3,000 for the three months ended March 31, 2000 have been allocated to Gavella prior to the spin-off and are included in administrative expenses in the accompanying consolidated statement of operations and deficit with the offsetting credit amount reflected as contributed additional capital.

Net loss per Share - Pro Forma

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. The Company had no potential common shares at March 31, 2001 and 2000.

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

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 2000.

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

The Company has had a history of losses and as of March 31, 2001 reported an accumulated deficit of $439,465. The Company has generated a positive cash flow from operations in the last two years, and anticipates breakeven net cash flow after all scheduled debt service in 2001. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

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

Results of Operations
----------------------

The following discussion is for the three months ending March 31, 2001 and 2000, respectively.

The Company reported total revenues of $210,712 and $208,376 in 2001 and 2000, respectively, an increase of $2,336 or 1%. Occupancy was approximately 95% and 96%, respectively. The lower occupancy was offset by a small increase in the average unit rental rate resulting in the increase in rental revenue.

Total operating expenses increased from $155,998 in 2000 to $191,207 in 2001, an increase of $35,209 or 23%.

Administrative expenses increased to $52,072 in 2001 from $38,187 in 2000. Utilities increased by $12,472 as a result of a significant increase in the price of natural gas. Operating and maintenance expense increased from $26,435 in 2000 to $32,179 in 2001. Taxes and insurance increased by $1,411, primarily due to increases in real estate taxes. Depreciation increased by $1,697 to $31,241 in 2001, reflecting recent capital improvements being depreciated. Operating income decreased from $52,378 in 2000 to $19,505 in 2001, primarily due to the increases in total expenses discussed above, which were only partially offset by higher revenues.

Net interest expense decreased by $1,840 from $76,529 in 2000 to $74,689 in 2001.

Net loss increased from ($24,151) in 2000 to ($55,184) in 2001. Basic net loss per share was ($.01) in 2000 and ($.03) in 2001.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.


Liquidity and Capital Resources
--------------------------------

At March 31, 2001, the Company had a working capital of $6,184, including cash held in escrow for anticipated future expenses. The Company needs additional financing to expand its business and carry out its business plan and reduce debt.

On January 1, 2001, the Company had $91,310 in cash, exclusive of $37,123 in cash held in escrow accounts.

During the three months ending March 31, 2001, the Company received $42,500 from installment notes payable during the period. Operations used $38,294. The Company used $901 to purchase property and equipment, and reduced mortgage debt by $9,968. The net decrease in cash for the period was $6,663. The Company had $84,647 in cash on March 31, 2001, exclusive of $72,114 in cash held in escrow accounts.

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


                                    -12-
PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None




                                    -13-
                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GAVELLA CORP.


Dated: May 9, 2001         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer