Form 10QSB
period 2001-06-30
GAVELLA CORP
filed 2001-08-08
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

The Company had 2,425,000 shares of common stock, par value $.001 per share, outstanding as of August 1, 2001.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 2001 AND DECEMBER 31, 2000...................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000...........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 2001 AND
2000...........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS
                ENDED JUNE 30, 2001 ..................................7

                NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS.............8-10


      ITEM 2.   MANAGEMENT'S DISCUSSION AND
ANALYSIS...................11

PART II.  OTHER
INFORMATION............................................15

               ITEM 6    EXHIBITS AND REPORTS ON FORM
8-K..............16


SIGNATURES.......................................................17

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2001 AND DECEMBER 31, 2000
                               (Unaudited)

                                  ASSETS
                                                 June 30,
December 31,
                            2001         2000
                                               -----------
-----------
Rental property, net                           $ 3,172,072        $
3,219,984
Cash                                               124,138
  91,310
Cash held in escrow                                 72,876
  37,123
Accounts receivable                                 23,188
  15,388
Prepaid expenses                                    37,122
  53,494
Deferred financing costs, net                       53,931
  58,251
                                               -----------
-----------
    Total Assets                               $ 3,483,327        $
3,475,550
                                               ===========
===========


                                LIABILITIES AND DEFICIT


Liabilities
  Mortgage notes payable                        $3,297,504        $
3,317,649
  Notes payable - related party                    225,000
 175,000
  Accrued interest                                  22,719
  41,469
  Accounts payable                                   3,300
   5,130
  Accrued expenses                                  79,317
  22,462
  Security deposits payable                         79,153
  76,965
  Other liabilities                                 22,593
  11,656
                                               -----------
-----------
     Total Liabilities                           3,729,586
3,650,331
                                               -----------
-----------
Minority Interest                                      -0-
     -0-
                                               -----------
-----------

Stockholders' Deficit
 Common stock, $.001 par value,
  5,000,000 and 3,000,000 shares
  authorized, 2,425,000 and 2,000,000
  shares issued and outstanding                      2,425
   2,000
 Additional paid in capital                        308,325
 207,500
 Accumulated deficit                           (   557,009)       (
384,281)
                                               -----------
-----------
   Total stockholders' deficit                 (   246,259)       (
174,781)
                                               -----------
-----------
     Total Liabilities and Deficit              $3,483,327        $
3,475,550
                                               ===========
===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                               (Unaudited)

                            2001         2000
                                                 -----------
-----------
Revenues
  Rental real estate                               $ 423,107      $
 416,111
                                                 -----------
-----------
    Total revenues                                   423,107
 416,111

Operating expenses
  Administrative expenses                            121,354
  75,611
  Utilities expense                                   73,860
  48,337
  Operating and maintenance                           57,568
  53,293
  Taxes and insurance                                 65,364
  62,335
  Depreciation and amortization                       62,482
  59,088
                                                 -----------
-----------
     Total operating expenses                        380,627
 298,664
                                                 -----------
-----------
Operating income (loss)                               42,480
 117,447

Other income (expense)
  Interest income                                        935
   1,264
  Interest expense                              (    151,159)  (
154,285)
  Sewer tax assessment                          (     64,984)
      0
                                                 -----------
-----------
      Total other income (expense)              (    215,207)  (
153,021)
                                                 -----------
-----------
Net loss                                        (    172,728)    (
 35,574)
                                                 ===========
===========



Basic net loss per share - pro forma            ($      .09)     ($
    .02)
                                                 ===========
===========

Average number of common shares outstanding -
  Basic - pro forma                                2,007,083
2,000,000
                                                 ===========
===========

                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                               (Unaudited)

                            2001             2000
                                                 -----------
-----------
Cash flows from operating activities:
  Net loss                                       ($  172,728)
($ 35,574)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                     62,482
 59,088
    (Increase) decrease in:
      Accounts receivable                        (     7,800)
  7,974
      Prepaid expenses                                16,372
 25,659
      Cash held in escrow                         (   35,753)      (
 23,976)
     Increase (decrease) in:
      Accounts payable                            (    1,830)      (
  7,730)
      Accrued interest                            (   18,750)
    -0-
      Accrued expenses                                56,855
     38
      Other liabilities                               10,937       (
  4,269)
      Security deposits payable                        2,188
  4,362
                                                 -----------
-----------
Net cash provided by
   (used in) operating activities                 (   88,027)
 25,572
                                                 -----------
-----------
Cash flows from investing activities:
  Purchases of property and equipment           (     10,250)    (
17,105)
                                                 -----------
-----------
Net cash used in investing activities           (     10,250)    (
17,105)
                                                 -----------
-----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     20,145)    (
 18,553)
  Proceeds from notes payable                         53,000
  5,000
  Payments on notes payable                     (      3,000)    (
  2,258)
  Contributed additional capital                         -0-
  6,000
  Issuance of common stock                           101,250
    -0-
                                                 -----------
-----------
Net cash provided by
 (used in) financing activities                      131,105     (
  9,811)
                                                 -----------
-----------
Net increase (decrease) in cash                       32,828     (
  1,344)

Cash, beginning                                       91,310
 77,275
                                                 -----------
-----------
Cash, ending                                      $  124,138       $
 75,931
                                                 ===========
===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                 2001          2000

 Cash paid for interest             $169,909             $154,285
                        ========        ========

      Issuance of common stock during the six months ended June 30, 2001 was as follows:

    Issuance of common stock, net of stock
         issuance costs of $5,000         $101,250
                        ========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


                                   Common Stock         Additional
         Total
                                     Issued               Paid-in
Accumulated  Stockholders'
                                Shares     Amount         Capital
Deficit       Deficit

Balance, January 1, 2001       2,000,000  $ 2,000     $ 207,500
$(384,281)   ($174,781)

Issuance of common stock
 net of stock issuance costs     425,000      425       100,825
0      101,250

Net Loss                               0        0             0
(172,728)    (172,728)
                               ---------  -------     ---------
----------     --------
Balance, June 30, 2001         2,425,000  $ 2,425     $ 308,325
$(557,009)   $(246,259)
                               =========  =======     =========
==========     ========


  GAVELLA CORP. AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JUNE 30, 2001 AND 2000

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

  Note 3 - Unaudited Financial Statements

        The consolidated balance sheets as of June 30, 2001 and December 31, 2000 and the related consolidated statements of operations, and cash flows for the six months ended June 30, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

  GAVELLA CORP. AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JUNE 30, 2001 AND 2000

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

  In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by APTA. Management has allocated such expenses based on its best estimate of the actual time and effort expended for the benefit of Gavella Corp., and believes such allocation to be reasonable. Additional corporate overhead expenses of $6,000 for the six months ended June 30, 2000 have been allocated to Gavella prior to the spin-off and are included in administrative expenses in the accompanying consolidated statement of operations with the offsetting credit amount reflected as contributed additional capital.

  Net loss per Share - Pro Forma

  Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. The Company had no potential common shares at June 30, 2001 and 2000.

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

  Note 5 - Stockholders' Equity

        On May 30, 2001, the authorized shares of common stock of the Company were increased from 3,000,000 shares to 5,000,000 shares.

  GAVELLA CORP. AND SUBSIDIARY
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JUNE 30, 2001 AND 2000

  (UNAUDITED)


  Note 6 - Other Expense

        During the second quarter ended June 30, 2001, the Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense for the six months ended June 30, 2001.

  Note 7 - Related Party Transactions

        During the six months ended June 30, 2001, 300,000 shares of common stock were issued to two officers/directors/stockholders of the Company at $.25 per share for cash of $75,000.

        A summary of related party transactions for the year ended December 31, 2000 appears in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

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

  The Company has had a history of losses and as of June 30, 2001 reported an accumulated deficit of $557,009. The Company has generated a positive cash flow from operations in the last two fiscal years. However, due to unanticipated rising costs and one time charges, the Company anticipates a negative cash flow from operations in the current fiscal year. The Company projects breakeven cash flow from operations in the fiscal year 2002. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

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

  Results of Operations
  ----------------------

  The following discussion is for the six months ended June 30, 2001 and 2000, respectively.

  The Company reported total revenues of $423,107 and $416,111 in 2001 and 2000, respectively, an increase of $6,996 or 2%.
  Occupancy was approximately 95% and 96%, respectively. The lower occupancy was offset by a small increase in the average unit rental rate resulting in the increase in rental revenue.

  Total operating expenses increased from $298,664 in 2000 to $380,627 in 2001, an increase of $81,963 or 27%.

  Administrative expenses increased to $121,354 in 2001 from $75,611 in 2000. Most of that increase resulted from increases in public company overhead. Utilities increased by $25,523 as a result of a significant increase in the price of natural gas and sewer fees. Operating and maintenance expense increased from $53,293 in 2000 to $57,568 in 2001. Taxes and insurance increased by $3,029, primarily due to increases in real estate taxes. Depreciation increased by $3,394 to $62,482 in 2001, reflecting recent capital improvements being depreciated. Operating income decreased from $117,447 in 2000 to $42,480 in 2001, primarily due to the increases in total expenses discussed above, which were only partially offset by higher revenues.

  Net interest expense decreased by $2,797 from $153,021 in 2000 to $150,224 in 2001.

  The Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense.

  Net loss increased from ($35,574) in 2000 to ($172,728) in 2001.
   Basic net loss per share was ($.02) in 2000 and ($.09) in 2001.

  The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

  Liquidity and Capital Resources
  --------------------------------

  At June 30, 2001, the Company had $50,242 working capital, including cash held in escrow for anticipated future expenses. As a result of a recent equity offering and a refinancing of short term debt, the Company's overall financial position is improving. However, the Company needs additional financing to expand its business, to carry out its business plan and to reduce debt.

  On January 1, 2000, the Company had $91,310 in cash, exclusive of $37,123 in cash held in escrow accounts.

  During the six months ended June 30, 2001, the Company received net proceeds of $50,000 from installment notes payable during the period. The Company received $101,250 from the issuance of its common stock. Operations used $88,027. The Company used $10,250 to purchase property and equipment, and reduced mortgage debt by $20,145. The net increase in cash for the period was $32,828. The Company had $124,138 in cash on June 30, 2001, exclusive of $72,876 in cash held in escrow accounts.

  The Company has generated a positive cash flow from operations in the last two fiscal years. However, due to unanticipated rising costs and one time charges, the Company anticipates a negative cash flow from operations in the current fiscal year. The Company projects break even cash flow from operations in the fiscal year 2002. The Company believes it has sufficient cash on hand to fund its operations for the next twelve months. However, there can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

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

  PART II

  OTHER INFORMATION
  ------------------


  ITEM 1    LEGAL PROCEEDINGS

  NONE


  ITEM 2    CHANGES IN SECURITIES


  Recent Sales of Unregistered Securities
  ---------------------------------------

        The following information sets forth certain information for all securities of the Company sold during the quarter ending June 30, 2001 without registration under the Securities Act of 1933 (the "Securities Act"). The following pertains to each of the transactions:

       .   There were no underwriters involved in any of the
  transactions.

       .   All of the securities issued were restricted common
  stock of the Company, and each of the certificates issued was stamped with the following restrictive legend:

  "The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares have been acquired for investment and may not be sold, transferred or assigned in the absence of an effective registration statement for these shares under the Securities Act of 1933 or an opinion of the Company's counsel that registration is not required under such Act."

       .   No form of advertising or general solicitation was
  utilized in connection with any of the offers or sales of such securities.

       .   Redistribution of the common stock was subject to the
  provisions of Rule 144 of the Securities Act.

       .   Each of the offerees were furnished with the
  Registrant's latest Form 10-KSB, Form 10-QSB's for the fiscal periods subsequent to the end of the fiscal period, and all forms 8-K filed by the Registrant since the end of the fiscal period.

       .   Each of the purchasers represented that the purchaser
  was acquiring the securities for the purchaser's own account, for investment only, and not with a view toward the resale, fractionalization, division or distribution thereof, and further, the investors each represented that they had no present plans to enter into any contract, undertaking, agreement, or arrangement for any such resale, distribution, division or fractionalization thereof.

       During June 2001, 125,000 shares of the Company's common stock were issued to six investors for consideration of $31,250 cash, in reliance upon Rule 506 of Regulation D of the Securities Act.

       During June 2001, the Company issued to Theodora T.
  Robinson, spouse of Stephen M. Robinson, Vice President,
  Secretary and a director of the Company, 150,000 shares of the Company's common stock for the consideration of $37,500 in cash.
   The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

       During June 2001, the Company issued to Harry J. Santoro, President, Treasurer and a director of the Company, 150,000 shares of the Company's common stock for consideration of $37,500 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.


  ITEM 3    DEFAULTS ON SENIOR SECURITIES

  NONE


  ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

  ITEM 5    OTHER INFORMATION

       The Company has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA. Of August 1,
  2001, there were no trades of the Company's common stock, and no bid or ask prices have been quoted.

  ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           None

       (b) Reports on Form 8-K

           None

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GAVELLA CORP.


  Dated: August 8, 2001       /s/ Harry J. Santoro

  ----------------------------------------
                              Harry J. Santoro
                              President, Chief Executive Officer
  and
                              Chief Financial Officer