Form 10QSB
period 2001-09-30
GAVELLA CORP
filed 2001-11-13
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The Company had 2,425,000 shares of common stock, par value $.001 per share, outstanding as of October 26, 2001.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2001 AND DECEMBER 31, 2000...................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000..........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2001 ..................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............8-10


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS......................11

PART II.  OTHER INFORMATION...............................................15

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.................16

      SIGNATURES..........................................................17

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                               (Unaudited)

                                  ASSETS
                                              September 30,      December 31,
                                                   2001            2000
                                               -----------        -----------
Rental property, net                           $ 3,149,487        $ 3,219,984
Cash                                               116,907             91,310
Cash held in escrow                                 44,173             37,123
Accounts receivable                                 25,643             15,388
Prepaid expenses                                    77,215             53,494
Investment in DataNet Office Solutions              25,000                -0-
Deferred financing costs, net                       51,771             58,251
                                               -----------        -----------
    Total Assets                               $ 3,490,196        $ 3,475,550
                                               ===========        ===========


                                LIABILITIES AND DEFICIT


Liabilities
  Mortgage notes payable                        $3,287,117        $ 3,317,649
  Notes payable - related party                    275,000            175,000
  Accrued interest                                  22,719             41,469
  Accounts payable                                   2,564              5,130
  Accrued expenses                                  81,622             22,462
  Security deposits payable                         76,163             76,965
  Other liabilities                                 19,433             11,656
                                               -----------        -----------
     Total Liabilities                           3,764,618          3,650,331
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  5,000,000 and 3,000,000 shares
  authorized, 2,425,000 and 2,000,000
  shares issued and outstanding                      2,425              2,000
 Additional paid in capital                        308,325            207,500
 Accumulated deficit                           (   585,172)       (  384,281)
                                               -----------        -----------
   Total stockholders' deficit                 (   274,422)       (  174,781)
                                               -----------        -----------
     Total Liabilities and Deficit              $3,490,196        $ 3,475,550
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                               (Unaudited)

                                                      2001            2000
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 640,426      $   624,559
                                                 -----------      -----------
    Total revenues                                   640,426          624,559

Operating expenses
  Administrative expenses                            182,797          114,506
  Utilities expense                                   92,880           61,650
  Operating and maintenance                           82,762           85,235
  Taxes and insurance                                 97,885           93,643
  Depreciation and amortization                       93,721           88,631
                                                 -----------      -----------
     Total operating expenses                        550,045          443,665
                                                 -----------      -----------
Operating income                                      90,381          180,894

Other income (expense)
  Interest income                                      1,323            1,934
  Interest expense                              (    227,611)  (     231,415)
  Sewer tax assessment                          (     64,984)              0
                                                 -----------      -----------
      Total other income (expense)              (    291,272)  (     229,481)
                                                 -----------      -----------
Net loss                                        ( $  200,891)    ( $  48,587)
                                                 ===========      ===========



Basic net loss per share - pro forma            ($      .09)     ($      .02)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic - pro forma                                2,146,389        2,000,000
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                               (Unaudited)

                                                    2001            2000
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($  200,891)      ($ 48,587)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                     93,721          88,631
    (Increase) decrease in:
      Accounts receivable                         (   10,255)          8,528
      Prepaid expenses                            (   23,721)      (  12,442)
      Cash held in escrow                         (    7,050)          8,935
     Increase (decrease) in:
      Accounts payable                            (    2,566)      (  10,662)
      Accrued interest                            (   18,750)            -0-
      Accrued expenses                                59,160          12,357
      Other liabilities                                7,777       (   4,269)
      Security deposits payable                   (      802)          7,977
                                                 -----------     -----------
Net cash provided by
   (used in) operating activities                 (  103,377)         50,468
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (     16,744)    (   36,738)
  Purchases of investments                      (     25,000)           -0-
                                                 -----------     -----------
Net cash used in investing activities           (     41,744)    (   36,738)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     30,532)    (    28,112)
  Proceeds from notes payable                        103,000          30,000
  Payments on notes payable                     (      3,000)    (   103,426)
  Contributed additional capital                         -0-         133,500
  Issuance of common stock                           101,250             -0-
                                                 -----------     -----------
Net cash provided by financing activities            170,718          31,962
                                                 -----------     -----------
Net increase in cash                                  25,597          45,692

Cash, beginning                                       91,310          77,275
                                                 -----------     -----------
Cash, ending                                      $  116,907       $ 122,967
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                        2001           2000

 Cash paid for interest                      $246,361       $231,415
                                             ========       ========

     Issuance of common stock during the nine months ended September 30, 2001 was as follows:

    Issuance of common stock, net of stock
         issuance costs of $5,000            $101,250
                                             --------
    Net proceeds from issuance of
         common stock                        $101,250
                                             ========

Non-cash investing and financing activities:

     On August 7, 2000, the assets and liabilities of Spring Village Holdings, Inc., a wholly-owned subsidiary of APTA Holdings, Inc., were transferred to the Company in exchange for 2,000,000 shares of Gavella common stock. In addition, APTA Holdings contributed $176,000 to the Company, which includes $6,000 of allocated corporate overhead costs, and incurred $42,500 of stock issuance costs as of September 30, 2000. The transaction is summarized as follows:

Additional contribution from predecessor           176,000
Stock issuance costs paid                      (    42,500)
                                                ----------
Contribution from predecessor                   $  133,500
                                                ==========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                   Common Stock         Additional                    Total
                                     Issued               Paid-in    Accumulated  Stockholders'
                                Shares     Amount         Capital      Deficit       Deficit

Balance, January 1, 2001       2,000,000  $ 2,000     $ 207,500     $(384,281)   ($174,781)

Issuance of common stock
 net of stock issuance costs     425,000      425       100,825             0      101,250

Net Loss                               0        0             0      (200 891)    (200,891)
                               ---------  -------     ---------    ----------     --------
Balance, September 30, 2001    2,425,000  $ 2,425     $ 308,325     $(585,172)   $(274,422)
                               =========  =======     =========    ==========     ========


GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

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

On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly-owned subsidiary, Spring Village Holdings, Inc. to Gavella in
exchange for 2,000,000 shares of $.001 par value Gavella common stock.   On
December 27, 2000, the common stock of Gavella was spun off to the common shareholders of APTA. Eligible APTA shareholders of record on December 1, 2000 ("Dividend Record Date") received one share of Gavella's common stock for each share of APTA's common stock held on the Dividend Record Date. On December 27, 2000, 2,000,000 shares of $.001 par value Gavella common stock were issued to eligible APTA shareholders.

Note 2 - Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2000 and 1999 which were audited and appear in the Form 10-KSB previously filed by the Company.

Note 3 - Unaudited Financial Statements

     The consolidated balance sheets as of September 30, 2001 and December 31, 2000 and the related consolidated statements of operations and deficit, and cash flows for the nine months ended September 30, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Basis of Presentation

     The consolidated financial statements for periods prior to the spin-off include only those assets and liabilities contributed by APTA as described above. These financial statements have been prepared using APTA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun-off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company.

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

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

In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by APTA. Management has allocated such expenses based on its best estimate of the actual time and effort expended for the benefit of Gavella Corp., and believes such allocation to be reasonable. Additional corporate overhead expenses of $6,000 for the nine months ended September 30, 2000 have been allocated to Gavella prior to the spin-off and are included in administrative expenses in the accompanying consolidated statement of operations and deficit with the offsetting credit amount reflected as contributed additional capital.

Net loss per Share - Pro Forma

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. Diluted net income
(loss) per share excludes the impact of common stock options of 250,000 for 2001, since the exercise price was greater than the average market price of the common shares and therefore, would have resulted in an antidilutive effect.

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

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

(UNAUDITED)


Note 5 - Stockholders' Equity (Continued)

Stock Based Compensation

     The Company adopted a Stock Option and Stock Issuance Plan on May 30, 2001, which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. Options are generally granted with exercise prices equal to the fair market value on the date of grant, and are exercisable over a ten year period.

     During the nine months ended September 30, 2001, 250,000 options to purchase common stock were granted to two officers of the Company with an exercise price of $.30 per share, representing at least 110% of the fair market values on the date of grant.

Note 6 - Other Expense

     During the second quarter ended June 30, 2001, the Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense for the nine months ended September 30, 2001.

Note 7 - Related Party Transactions

     During the nine months ended September 30, 2001, 300,000 shares of common stock were issued to two officers/directors/stockholders of the Company at $.25 per share for cash of $75,000.

     On September 30, 2001, the Company invested $25,000 in DataNet Office Solutions, Inc. in exchange for 500,000 shares of common stock. Pursuant to the agreement, two officers of the Company agreed to invest $12,500 into DataNet Office Solutions, Inc. in exchange for 250,000 shares of common stock and a shareholder of the Company agreed to contribute his 100% ownership interest in DataNet, L.L.C. into DataNet Office Solutions, Inc. in exchange for 2,750,000 shares of common stock. Gavella Corp. currently owns 14.2% of DataNet Office Solutions, Inc.

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

The Company has had a history of losses and as of September 30, 2001 reported an accumulated deficit of $585,172. The Company has generated a positive cash flow from operations in the last two fiscal years. However, due to unanticipated rising costs and one time charges, the Company anticipates a negative cash flow from operations in the current fiscal year. The Company projects breakeven cash flow from operations in the fiscal year 2002. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company.

The Company also intends to utilize its contacts, business expertise and knowledge of the securities markets to identify and invest in small, established private companies with well defined growth plans. There is no assurance that such companies can be identified or once identified, that any investments made in such companies will prove to be profitable.

On September 30, 2001, the Company invested $25,000 in DataNet Office Solutions, Inc. in exchange for 500,000 shares of common stock. Pursuant to the agreement, two officers of the Company agreed to invest $12,500 into DataNet Office Solutions, Inc. in exchange for 250,000 shares of common stock and a shareholder of the Company agreed to contribute his 100% ownership interest in DataNet, L.L.C. into DataNet Office Solutions, Inc. in exchange for 2,750,000 shares of common stock. Gavella Corp. currently owns 14.2% of DataNet Office Solutions, Inc. Below is certain pro forma unaudited selected financial information on DataNet Office Solutions, Inc.

                                   Twelve months       Six months
                                        Ended              Ended
                                      12/31/00            6/30/01
                                     ---------          ---------
Total Assets                         $359,637            $569,138
Total Liabilities                     239,073             431,839
                                    ---------           ---------
Total Stockholders' Equity           $120,564            $137,299

Total revenues                      1,776,560           1,158,383
Cost of revenues                    1,406,393             762,693
                                    ---------           ---------
Gross profit                          370,167             395,690
Operating expenses                    196,333             103,173
                                    ---------           ---------
Net operating income                  173,834             292,519
Income taxes                           69,564             125,782
                                    ---------           ---------
Net income                          $ 104,270           $ 166,735

DataNet Office Solutions, Inc. is in the business of providing office supplies, printing, print management, ad specialties and a number of related services.

The investment in DataNet will be accounted for using the equity method of accounting. Accordingly, Gavella's proportionate share of DataNet's net profit or loss subsequent to September 30, 2001 will be reflected in Gavella's financial statements.

Results of Operations
----------------------

The following discussion is for the nine months ended September 30, 2001 and 2000, respectively.

The Company reported total revenues of $640,426 and $624,559 in 2001 and 2000, respectively, an increase of $15,867 or 2.5%. Occupancy was approximately 95% and 95%, respectively. A small increase in the average unit rental rate resulted in the increase in rental revenue.

Total operating expenses increased from $443,665 in 2000 to $550,045 in 2001, an increase of $106,380 or 24%.

Administrative expenses increased to $182,797 in 2001 from $114,506 in 2000. Most of that increase resulted from increases in public company overhead. Utilities increased by $31,230 as a result of a significant increase in the price of natural gas and sewer fees. Operating and maintenance expense decreased from $85,235 in 2000 to $82,762 in 2001. Taxes and insurance increased by $4,242, primarily due to increases in real estate taxes. Depreciation increased by $5,090 to $93,721 in 2001, reflecting recent capital improvements being depreciated. Operating income decreased from $180,894 in 2000 to $90,381 in 2001, primarily due to the increases in total expenses discussed above, which were only partially offset by higher revenues.

Net interest expense decreased by $3,193 from $229,481 in 2000 to $226,288 in 2001.

The Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense.

Net loss increased from ($48,587) in 2000 to ($200,891) in 2001. Basic net loss per share was ($.02) in 2000 and ($.09) in 2001.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At September 30, 2001, the Company had $41,728 working capital, including cash held in escrow for anticipated future expenses. As a result of a recent equity offering and a refinancing of short term debt, the Company's overall financial position is improving. However, the Company needs additional financing to expand its business, to carry out its business plan and to reduce debt.

On January 1, 2000, the Company had $91,310 in cash, exclusive of $37,123 in cash held in escrow accounts.

During the nine months ended September 30, 2001, the Company received net proceeds of $100,000 from installment notes payable during the period. The Company received $101,250 from the issuance of its common stock. Operations used $103,377. The Company used $16,744 to purchase property and equipment, and reduced mortgage debt by $30,532. The Company made an investment in
another company of $25,000.   The net increase in cash for the period was
$25,597. The Company had $116,907 in cash on September 30, 2001, exclusive of $44,173 in cash held in escrow accounts.

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


                                    -15-
PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     The Company has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA. As of October 26, 2001, the Company's common stock has been thinly traded at a price range between $.25 and $.95 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GAVELLA CORP.


Dated: November 13, 2001    /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer