Form 10KSB
period 2001-12-31
GAVELLA CORP
filed 2002-03-28
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/01.

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

State issuer's revenues for its most recent fiscal year: $856,157

The Company's common stock is quoted on the NASD OTC Bulletin Board under the
symbol "GVLA".   The estimated aggregate market value of the voting and non-
voting stock held by non-affiliates of the registrant as of December 31, 2001 was $246,589. The market value is based upon the last sale of the Common Stock on the NASD OTC Bulletin Board of $.20 per share on March 1, 2002.

The Company had 2,485,000 shares of common stock, par value $.001 per share, outstanding as of March 20, 2001.

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

The Company has had a history of losses and as of December 31, 2001 reported an accumulated deficit of $651,153. The Company has generated a positive cash flow from operations in the last two fiscal years prior to 2001. However, due to unanticipated rising costs and one time charges, the Company had a negative cash flow from operations in the current fiscal year. The Company projects breakeven cash flow from operations in the fiscal year 2002. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

The Company has no plans to acquire additional single family or multi-family residential properties in the foreseeable future. The Company does not currently have any specific plans for acquisitions, and no potential acquisitions are currently under review. The Company is currently focused on using its cash flow from operations, if any, to reduce debt, with the remainder being reinvested in its existing property.

The Company also intends to utilize its contacts, business expertise and knowledge of the securities markets to identify and invest in small, established private companies with well defined growth plans. Gavella may also assist such companies by utilizing various strategies to maximize their long term value. These strategies may include preparing the Company to become a public company, assisting with mergers and acquisitions, and facilitating additional capital raising activities. In order to enhance Gavella's shareholder value, Gavella intends to liquidate its interest in such companies over time. There is no assurance that such companies can be identified or once identified, that any investments made in such companies will prove to be profitable.

On September 30, 2001, the Company invested $25,000 in DataNet Office Solutions, Inc. in exchange for 500,000 shares of common stock. Pursuant to the agreement, two officers of the Company agreed to invest $12,500 into DataNet Office Solutions, Inc. in exchange for 250,000 shares of common stock and a shareholder of the Company agreed to contribute his 100% ownership interest in DataNet, L.L.C. into DataNet Office Solutions, Inc. in exchange for 2,750,000 shares of common stock. On December 31, 2001, Gavella Corp. owned 14.2% of DataNet Office Solutions, Inc. Below is certain pro forma unaudited selected financial information on DataNet Office Solutions, Inc.

                                           Twelve months   Twelve months
                                                Ended           Ended
                                              12/31/01         12/31/00
                                           ---------       ---------
     Total Assets                           $731,667        $359,637
     Total Liabilities                       491,818         254,073
                                           ---------       ---------
     Total Stockholders' Equity             $239,849        $105,564

     Total Revenues                        2,206,072       1,776,559
     Operating Expenses and taxes          1,944,637       1,687,288
                                           ---------       ---------
     Net income                            $ 261,435       $  89,271
                                           =========       =========

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

On October 31, 2001, the Company invested $3,750 in Eastern Envelopes & Graphics, Inc. ("Eastern"). Eastern is in the business of commercial printing, primarily envelopes. Eastern is a development stage enterprise and reported a loss of $38,363 for the year ended December 31, 2001. Gavella owned 20% of Eastern on December 31, 2001. The investment in Eastern will be accounted for using the equity method of accounting.

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


Investment Policies
--------------------

The Company has no plans to acquire additional single family or multi-family residential properties in the foreseeable future. The Company does not currently have any specific plans for acquisitions, and no potential acquisitions are currently under review. The Company is currently focused on using its cash flow from operations, if any, to reduce debt, with the remainder being reinvested in its existing property.

The Company manages its properties utilizing its own personnel who are employed either directly or as subcontractors.

The Company intends to finance its future acquisitions, if any, through the use of its own equity and initial acquisition debt up to 100% of the cost of the property, including anticipated improvements. There is no limit as to the number or amount of mortgages which may be placed on each property. It is the Company's stated long term goal to reduce overall debt to no greater than 80% of the market value of the Company's real estate holdings.

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

During the past three years, the Company has not engaged in any of the above listed activities other than the borrowing of approximately $150,000 for equipment, building improvements and repayment of other debt. Though the officers of the Company are authorized to do so, it is unlikely that the Company will engage in any of the above activities in the foreseeable future other than borrowing money in the ordinary course of business.

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

Apartment complexes in the area similar to the one owned by the Company have the following profiles:
                                                Company         Company
  Rents per month                Typical        12/31/01        12/31/00
  -------------------------      -------        --------        --------

  Studio                        $395 - $525        $450          $430
  One bedroom                   $525 - $750        $575          $545
  Two bedroom                   $640 - $850        $675          $650

  Annual rent increase 2001      3% - 6%          3% - 5%       3% - 5%

  Average occupancy 2001        93% - 97%        93% - 96%     93% - 96%


The information contained in the above table was derived from the following sources:

       1)   The Philadelphia Apartment Research Report
            By:  Marcus & Millichap, March 31, 2001

       2) The March 2001 and March 2001 CB Richard Ellis Rental Survey of Delaware County and Chester County, Pennsylvania

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

The current real estate tax assessment equates to a market value of $3,378,870. The assessed value for real estate taxes is $3,378,870 and the real estate taxes paid for 2001 were $98,245. The tax basis as of December 31, 2001 of the Company's buildings and equipment was $3,470,853 and $243,474 respectively, with $1,580,346 in accumulated depreciation. The land has a tax basis of $263,727. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the 150% declining balance method over a 10 year life. The Company owns an 80% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and the Company does not anticipate the need for substantial future renovations other than routine replacements. The Company believes it has adequate insurance coverage.

The Company plans to make the following capital expenditures during the next twelve months:

Replace appliances and equipment                $ 18,000
Replace soffits and fascia, painting               3,000
Grounds, landscaping, etc.                         3,000
                                                --------
Total                                           $ 24,000

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

The prior five year rental history is summarized as follows:

          Gross Potential Rents    Occupancy        Average Annual Rent
Year  (Exclusive of other income)  Percentage        per square foot
-----  -------------------------   ----------       --------------------
1997       $783,367                 93                $10.00
1998       $797,894                 96                $10.18
1999       $813,946                 95                $10.39
2000       $840,088                 95.5              $10.72
2001       $861,582                 95                $11.00

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

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.



PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. The Company's common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "GVLA". As of the date of this Form 10-KSB, quotations were submitted by six market makers and there was minimal public trading of the Company's stock at prices ranging from $.20 to $.95. As of March 20, 2002, there were 2,485,000 shares of common stock outstanding.

       Holders. There are approximately 450 holders of record of Gavella common stock. The Company estimates that there are at least another 175 shareholders whose stock is held in street name.

       Dividends. Gavella has not declared or paid any cash dividends on its common stock. Gavella presently, and for the foreseeable future, intends to retain all its earnings, if any, for the development of the Company's business. The declaration and payment of cash dividends in the future will be at the discretion of the Board of Directors, and will depend upon a number of factors, including among others, future earnings, operations, funding requirements, the general financial condition of the Company, and such other factors as the Board of Directors may deem relevant.

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

     During the quarter ending December 31, 2001, 60,000 shares of the Company's common stock were issued to two investors for consideration of $30,000 cash, in reliance upon Rule 506 of Regulation D of the Securities Act.



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

2001 Compared To 2000

The Company reported total revenues of $856,157 in 2001, compared to $838,898 in 2000, an increase of $17,259, or 2.1%. Several factors accounted for this increase. Occupancy decreased from 95.5% in 2000 to approximately 95% in 2001. The small decrease in occupancy was more than offset by increases in unit rents and tenant fees. The Company believes this was the result of increased advertising, and reflects overall improvement in the desirability of our apartments resulting from increased spending in prior years on previously deferred maintenance.

Total operating expenses increased by $133,622, to $757,917. Administrative expenses increased by $103,800 to $272,446. In 2001, there was an increase in administrative expenses related to the operations of the apartment complex, particularly bad debts. There was also a significant increase in public company corporate overhead. Utilities expenses increased from $85,075 in 2000 to $121,407 in 2001 due primarily to an unusually mild winter in 2000, a 50% increase in the price of gas in 2001, and a sewer tax increase. Operating and maintenance expenses declined from $122,912 in 2000 to $105,176 in 2001. Decreases in material costs and subcontracts caused the decline. Taxes and insurance increased by $9,607. Depreciation and amortization increased by $1,619 to $123,321 as a result of recent capital improvements being depreciated.

Operating income decreased by $116,363, from $214,603 in 2000 to $98,240 in 2001. The increase in revenues was offset by a much larger increase in operating expenses, as discussed above.

Interest income decreased by $1,128 from $2,783 in 2000 to $1,655 in 2001, due to lower interest rates. Interest expense decreased from $306,235 in 2000 to $305,033 in 2001.

During the second quarter ended June 30, 2001, the Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense for the year ended December 31, 2001.

Equity earnings on investments, net, is summarized below:

                                   Gavella's proportionate share of
                                   net income or (loss) under the
                                   equity method of accounting
       Entity                          2001             2000
       ------                      --------------------------------

DATANET Office Solutions, Inc.         7,000              0
Eastern Envelopes & Graphics LLC      (3,750)             0
                                     -------          -------
Net earnings from
  equity investments                   3,250              0

Net loss increased from $88,849 in 2000 to $266,872 in 2001. The Company reported a basic net loss of ($.12) per share in 2001, compared to a basic net loss of ($.04) per share in 2000.

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


Liquidity and Capital Resources
-------------------------------

The Company's financial position weakened slightly in 2001, primarily due to increases in expenses discussed above. The Company does not believe these expense increases are likely to recur. The Company anticipates breakeven cash flow in 2002.

At December 31, 2000 the Company had working capital of $14,633 including cash held in escrow for anticipated future expenses. At December 31, 2001, the Company had working capital of $687.

On December 31, 1999, the Company had $77,275 in cash. During the year ending December 31, 2000, the Company realized $30,000 in net proceeds from notes payable, and $165,500 in contributed capital. Operations provided an additional $48,468. The Company used $37,886 to repay mortgage notes payable. The Company used $65,518 to purchase property and equipment. The net increase in cash for the year was $14,035. The Company had $91,310 in cash on December 31, 2000, exclusive of $37,123 cash held in escrow accounts.

On December 31, 2000, the Company had $91,310 in cash. During the year ending December 31, 2001, the Company received $75,000 in net proceeds from notes payable and $126,250 from the issuance of stock. Operations used $111,168. The Company used $23,509 to purchase property and equipment, invested $28,750 in two private companies, and reduced mortgage indebtedness by $41,136. The net decrease in cash for the year was $3,313. The Company had $87,997 in cash on December 31, 2001, exclusive of $59,241 cash held in escrow accounts.

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

In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company. As a result of the refinancing which occurred on September 19, 1997, the Company anticipates breakeven net cash flow after all scheduled debt service in 2001, including principal payments totaling $44,669 on long term debt. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

Planned Capital Expenditures
-----------------------------

Replace appliances and equipment                $ 18,000
Replace soffits and fascia, painting               3,000
Grounds, landscaping, etc.                         3,000
                                                --------
Total                                           $ 24,000

All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the
Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; (e) general economic conditions; and (f) acts of terror.

Item 7.  Financial Statements.
-------------------------------


             GAVELLA CORP. AND SUBSIDIARIES
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-7 - F-17

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Gavella Corp. and Subsidiary


     We have audited the accompanying consolidated balance sheets of GAVELLA CORP AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAVELLA CORP AND SUBSIDIARY as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




Moorestown, New Jersey
February 26, 2002

                GAVELLA CORP. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2001 AND 2000


                           ASSETS
                                               2001             2000

Rental property, net (Notes 3 & 4)           $3,128,812       $3,219,984
Cash (Note 3)                                    87,997           91,310
Cash held in escrow (Notes 3 & 5)                59,241           37,123
Accounts receivable, net of allowance
 for doubtful accounts of $8,068 and $0          24,154           15,388
Prepaid expenses                                 58,831           53,494
Deferred financing costs, net (Note 3)           49,611           58,251
Investments at equity (Notes 3&6)                32,000              -0-
                                             ----------       ----------
     Total Assets                            $3,440,646       $3,475,550
                                             ==========       ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Mortgage notes payable (Note 7)            $3,276,513       $3,317,649
  Notes payable (Note 8)                        250,000          175,000
  Accrued interest                               22,342           41,469
  Accounts payable                                8,207            5,130
  Accrued expenses                               85,636           22,462
  Security deposits payable (Note 3)             80,099           76,965
  Other liabilities                              33,252           11,656
                                             ----------       ----------
         Total Liabilities                    3,756,049        3,650,331

Minority Interest (Note 2 & 3)                     -0-              -0-

Stockholders' Deficit (Note 1, 3 & 10)
    Common  stock,  $.001  par  value,
     5,000,000 and 3,000,000
      shares authorized,
      2,485,000 and 2,000,000
      issued and outstanding                     2,485             2,000
   Additional paid-in capital                  333,265           207,500
   Accumulated deficit                        (651,153)         (384,281)
                                             ----------       ----------
     Total stockholders' deficit              (315,403)         (174,781)
                                             ----------       ----------
     Total Liabilities and Deficit           $3,440,646       $3,475,550
                                            ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these financial statements is described.

                   GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                              2001           2000

Revenues
  Rental real estate                       $856,157        $838,898
                                           --------        --------
     Total revenues                         856,157         838,898

Operating expenses
  Administrative expenses                   272,446         168,646
  Utilities expense                         121,407          85,075
  Operating and maintenance                 105,176         122,912
  Taxes and insurance                       135,567         125,960
  Depreciation and amortization             123,321         121,702
                                           --------        --------
     Total operating expenses               757,917         624,295
                                           --------        --------
Operating income                             98,240         214,603

Other income (expense)
  Interest income                             1,655           2,783
  Interest expense                         (305,033)       (306,235)
  Sewer tax assessment                     ( 64,984)            -0-
  Equity in earnings of
   investments, net                           3,250              -0-
                                           --------        --------
      Total other income (expense)         (365,112)       (303,452)
                                           --------        --------
Net loss                                  $(266,872)       $(88,849)
                                           ========        ========
Basic net loss per share (Notes 1
  and 3)                                  $    (.12)       $   (.04)
                                           ========        ========
Average   number  of  common   shares
outstanding - basic                       2,213,750       2,000,000
                                          =========       =========








The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these financial statements is described.

                          GAVELLA CORP & SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                           Investment                       Additional                    Total
                                               By        Common Stock        Paid-in    Accumulated  Stockholders'
                                           Predecessor  Shares    Amount     Capital      Deficit       Deficit
                                         ------------- ---------  --------- -----------  ------------  -----------
Balance, January 1, 2000                   (251,432)                                                    (251,432)

Contribution from predecessor                 6,000        0         0            0             0          6,000

Net loss prior to initial capitalization    (40,949)       0         0            0             0        (40,949)

Initial capitalization resulting
 from contribution of assets and
 liabilities from predecessor
 (Note 1)                                   286,381    2,000,000   2,000        48,000      (336,381)         0

Additional contributions from
 predecessor, net of stock issuance cost         0         0         0         159,500          0        159,500

Net loss subsequent to
   initial capitalization                        0         0         0            0          (47,900)    (47,900)
                                         -----------   ---------  --------- -----------  ------------  -----------
Balance, January 1, 2001                 $       0     2,000,000  $ 2,000    $ 207,500   $  (384,281)  $(174,781)

Issuance of common stock, net
  of stock issuance cost of $10,000              0       485,000      485      125,765          0        126,250

Net Loss                                         0         0         0            0         (266,872)   (266,872)
                                         -----------   ---------  --------- -----------  ------------  -----------
Balance, December 31, 2001               $       0     2,485,000  $ 2,485    $ 333,265   $  (651,153)  $(315,403)


The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               2001         2000
                                               ----         ----
Cash flows from operating activities:
  Net loss                                  (266,872)     (88,849)
   Adjustments to reconcile net loss
    to net cash provided by
      operating activities:
     Depreciation                            123,321      121,702
     Bad debt provision                        8,068            0
     Equity in earnings of
      investments, net                        (3,250)           0
    (Increase) decrease in:
      Accounts receivable                    (16,834)      (2,402)
      Prepaid expenses                        (5,337)      (  891)
      Cash held in escrow                    (22,118)      14,458
     Increase (decrease) in:
      Accounts payable                         3,077      (12,140)
      Accrued interest                       (19,127)        (167)
      Accrued expenses                        63,174        1,689
      Other liabilities                       21,596        7,387
      Security deposits payable                3,134        7,681
                                             -------      -------
Net cash (used in) provided by
   operating activities                     (111,168)      48,468
                                             -------      -------
Cash flows from investing activities:
 Purchases of property and equipment         (23,509)     (65,518)
 Purchase of investments                     (28,750)         -0-
                                             -------      -------
Net cash used in investing activities        (52,259)     (65,518)
                                             -------      -------
Cash flows from financing activities:
 Repayment of mortgage  notes payable        (41,136)     (37,886)
  Proceeds from notes payable                128,000       30,000
  Payments on notes payable                  (53,000)    (126,529)
  Contributed additional capital                   0      165,500
  Issuance of common stock                   126,250          -0-
                                             -------      -------
Net cash provided by financing activities    160,114       31,085
                                             -------      -------
(Decrease) increase in cash                  ( 3,313)      14,035

Cash, beginning                               91,310       77,275
                                             -------      -------
Cash, ending                                 $87,997      $91,310
                                             =======      =======

              GAVELLA CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION



SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

                                                2001        2000

Cash paid for interest                       $324,160  $ 306,402
                                             ========    =======
Cash paid for income taxes                   $      0  $       0
                                             ========    =======

Issuance of common stock during the year ended December 31, 2001 was as follows:

    Issuance of common stock, net of
       stock issuance costs of $10,000           $126,250
                                                 --------
    Net proceeds from issuance of
       common stock                              $126,250
                                                 ========

Non-cash  investing and financing
 activities:

     On August 7, 2000, the assets and liabilities of Spring Village Holdings, Inc., a wholly owned subsidiary of APTA Holdings, Inc., were transferred to the Company in exchange for 2,000,000 shares of Gavella common stock. In addition, APTA Holdings contributed $200,000 to the Company and
incurred $40,500 of stock issuance costs. See Note  12.   The
transaction is summarized as follows:

     Additional  contribution   from
     predecessor                      200,000
     Stock issuance costs paid        (40,500)
                                      -------
     Cash received from predecessor  $159,500
                                     ========







The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these financial statements is described.

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000

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

In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses incurred on behalf of the accounting predecessor by APTA. Management has allocated such expenses based on its best estimate of actual time and effort expended for the benefit of Gavella Corp., and believes such allocation to be reasonable. Additional corporate overhead expenses of $6,000 in 2000 have been allocated to Gavella and are included in administrative expenses in the accompanying consolidated statement of operations with the offsetting credit amount reflected as contributed additional capital.

Net loss per Share

     Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. Stock options to purchased 250,000 shares for 2001 were not dilutive and therefore, were not included in the computations of dilutive earnings per share. The Company had no potential common shares at December 31, 2000.
                                                       F-7

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000

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

The Company also makes equity investments in small private companies with well defined growth plans and provides them assistance in implementing their business plans.

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

Rental Real Estate Revenues

     Rental real estate revenues include rental income and fees earned from tenants for late charges, laundry income and other housing related services. Tenant fees for the years ended December 31, 2001 and 2000 were $36,703 and $35,953.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000


Note 3 - Summary of Significant Accounting Policies (continued)

Rental Real Estate Revenues (continued)

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

     The Company reviews the carrying value of the rental property for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Based on these reviews, there were no adjustments to the carrying value of long-lived assets for the years ended December 31, 2001 and 2000.

Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender to provide funds necessary for the payment of taxes, insurance, replacements and other specified capital expenditures of the Spring Village Apartments.

Investments

     The Company uses the equity method of accounting for companies and other investments in which the Company has significant influence. Significant influence is generally deemed to exist if the common stock ownership or partnership equity is between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company's records its share of earnings as income and increases the investment by the equivalent amount. Dividends and losses are recorded as a reduction of the investment.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000

Note 3 - Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

     Deferred financing costs, consisting primarily of debt issue costs, are amortized using the straight-line method over ten years, the term of the related debt. Amortization expense for the years ended December 31, 2001 and 2000 was $8,640. Accumulated amortization as of December 31, 2001 and 2000 was $36,720 and $28,080.

Security Deposits Payable

     Security deposits payable represent amounts received from tenants and are included in cash on the accompanying balance sheets. As of December 31, 2001 and 2000, the tenant security deposits are fully funded. Tenant security deposits are guaranteed by a stockholder.

Advertising

     The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the periods ended December 31, 2001 and 2000 was $14,032 and $12,505.

Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The Company will apply APB No. 25, "Accounting for Stock Issued to Employees," to account for stock options using the intrinsic value method. Under APB No. 25, compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the cost to acquire the stock. Accordingly, no compensation cost has been recognized in the financial statements for stock options issued to employees since the options were granted at or above the quoted market price on the date of grant. Stock options granted to consultants and other non-employees are recorded at fair value in accordance with SFAS No. 123. SFAS No. 123 further requires companies using the intrinsic value method to make certain proforma disclosures using the fair value method. Additional disclosures are included in Note 10.

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

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000



Note 3 - Summary of Significant Accounting Policies (continued)

Fair Value

     The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, investments, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short-term nature of these instruments.
The Company's debt approximates fair value based on borrowing rates currently available to the Company.

Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.


Note 4 - Rental Property

     Rental property at December 31, 2001 and 2000 consisted of the following:

                                        2001      2000

Land                               $   292,792     $   292,792
Building and improvements            3,221,527       3,207,942
Building equipment                     146,556         136,632
Office equipment                        35,563          35,563
Transportation equipment                42,428          42,428
Furniture and fixtures                   5,180           5,180
                                     ---------       ---------
                                     3,744,046       3,720,537

Less accumulated depreciation        ( 615,234)      ( 500,553)
                                     ---------       ---------
Rental property, net               $ 3,128,812     $ 3,219,984
                                     =========       =========

     Depreciation expense for the periods ended December 31, 2001 and 2000 was $114,681 and $113,062.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000

Note 5 - Cash Held in Escrow

     Cash held in escrow at December 31, 2001 and 2000 consisted of the following:
                                                 2001      2000
                                                 ----      ----

     Mortgage escrow deposits                $43,208     $32,471
     Reserve fund for replacements            16,033       2,832
     Specified work escrow                       -0-       1,820
                                             --------    -------
                                             $59,241     $37,123
                                             ========    =======
Note 6 - Investments

At December 31, 2001, the Company's equity-method investees and the Company's approximate ownership interest in each investee, based on outstanding shares or member interests consisted of the following:
                                                          Percentage
                                                2001      Ownership
                                            ---------     -----------
DataNet Office Solutions, Inc.              $  32,000         14.29%
Eastern Envelopes & Graphics, LLC                -0-          20.00%
                                            ---------
                                            $  32,000
                                            =========

     During the year ended December 31, 2001, the Company contributed
$25,000 to DataNet Office Solutions, Inc. and realized earnings from its investment of $7,000. The Company also contributed $3,750 to Eastern Envelopes & Graphics, LLC ("Eastern") and realized a loss from its investment of $7,672 during the year. For financial statement purposes, the Company's investment in Eastern has been adjusted to a carrying amount of $0 as of December 31, 2001.

Note 7 - Mortgage Notes Payable

     Mortgage notes payable at December 31, 2001 and 2000 consisted of the following:
                                                2001        2000
Mortgage  note  payable  to   First
Union National Bank in monthly
installments  of $17,962 including
interest  at 7.78%, due  October
2007, secured by first mortgage
on rental property, assignment of
leases, rents and  security
deposits, substantially
all assets of a subsidiary, and a
limited payment and performance
guaranty of a stockholder                  $2,396,818     $2,424,702

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000

Note 7 - Mortgage Notes Payable (continued)
                                                   2000           2000
Mortgage  note payable to  Resource
Properties, Inc. ("RPI") in  monthly
installments of $7,964 including
interest at 9.28%, (or 100% of the
subsidiary's net cash  flow,  as
defined in the Agreement, if less),
due October 2022, secured by  second
mortgage  on  rental property and
the common stock of a subsidiary                 879,965       892,947
                                              ----------    ----------
                                              $3,276,513    $3,317,649
                                              ==========    ==========

     RPI was granted an option to purchase the rental property for $1.00 subject to the first and second mortgages in the event of default.

     Maturities of mortgage notes payable as of December 31, 2001 are as follows:

             2002                              44,669
             2003                              48,506
             2004                              52,676
             2005                              57,207
             2006                              62,131
             Thereafter                     3,011,324
                                            ---------
                                           $3,276,513
                                            =========
Note 8 - Notes Payable

     Notes payable at December 31, 2001 and 2000 consists of the following:

                                                 2001               2000

Note payable to related parties with
interest at 15% and 12% in 2001
and 2000, due January 2003, unsecured          150,000            25,000

Note payable to stockholder  in
monthly payments of $1,688 (or net
cash flow after all debt service
of  a subsidiary, if less), bears
interest at 15% and 12% in 2001 and
2000, due January 2004, unsecured              100,000           150,000
                                               -------           -------
                                              $250,000          $175,000
                                               =======           =======

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000



Note 8 - Notes Payable (continued)

     In January 2002, the note payable to the related party was increased to $175,000 with monthly payments of interest only at 12% and becoming due December 2004.

Interest expense paid to stockholders and related parties in 2001 and 2000 was $35,437 and $31,039. Accrued interest of $18,750 was payable to stockholders and related parties at December 31, 2000.

Note 9 - Income Taxes

     The Company's provision for income taxes for the years ended December 31, 2001 and 2000 consists of the following:

                              2001      2000
          Current
            Federal           -0-         -0-
            State             -0-         -0-
          Deferred            -0-         -0-
                            -----       -----
                            $ -0-       $ -0-
                            =====       =====
      The income tax provision for continuing operations varied from the federal statutory tax rate as follows for each year:

                                     2001          2000

          U.S. Statutory Rate      (   15%)       ( 15%)
          State income taxes       (    9%)       (  9%)
          Valuation allowance          24%          24%
                                   -------        ------
                                        0%           0%
                                   =======        ======

     Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available
to offset future  taxable  income.   Significant  components  of   the
Company's deferred tax assets at December 31, 2001 and 2000 are as follows:

                                     2001        2000
          Net operating loss
            carryforwards         $203,760   $  141,270
          Valuation allowance     (203,760)    (141,270)
                                 ---------    ---------
                                  $  -0-     $     -0-
                                 =========    =========

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000



Note 9 - Income Taxes (continued)

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2001, the Company has approximately $850,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2020 for federal purposes and 2007 for state purposes.

Note 10 - Stockholder's Equity

     On May 30, 2001, the authorized shares of the common stock of the Company increased from 3,000,000 to 5,000,000.

Stock Based Compensation

     In May 2001, the Company adopted the 2001 Stock Option and Stock Issuance Plan, which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. Options are generally exercisable at the fair market value on the date of grant over a five year period expiring through 2006. The maximum shares of common stock which may be issued under the plan is initially 500,000 shares, of which 250,000 shares of common stock are
available for future issuances under the plan at December 31, 2001.    Other
shares under the plan are to be issued at fair market value on the date of issuance.

     During the year ended December 31, 2001, 250,000 shares were granted to two officer/director/stockholders of the Company with an exercise price of $.30 per share, representing at least 110% of the fair market values on the date of grant. No options were exercised during the year ended December 31, 2001. There were no non-employee stock options granted during the year.

     A summary of stock option activity for the year ended December 31, 2001 is presented below:


                                                            Exercise Price
                                                Shares          Per Share

     Options outstanding at January 1, 2001       -0-
     Granted in 2001                            250,000         $  .30
                                                -------
     Options outstanding and exercisable at
       December 31, 2001                        250,000          $ .30
                                                =======

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000


Note 10 - Stockholder's Equity (continued)

Pro-Forma Value Disclosures

     The Company accounts for all plans under APB Opinion No. 25, under which no compensation cost has been recognized since all options granted during 2001 have been granted based on the fair market value of the Company's common stock. Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net loss and net loss per common share for the year ended December 31, 2001 would have been as follows:

     Net loss                                  ($     274,757)
                                                ===============
     Basic net loss per common share           ($         .12)
                                                ===============

Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $ .03 per option in 2001.

Expected life of options in years        5
Risk-free interest rate                  5.76%
Expected volatility                     25.17%
Dividend yield                           0.00%

Note 11 - Other Expense

     During the year ended December 31, 2001, the Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense for the year ended December 31, 2001.


Note 12 - Related Party Transactions

Stockholders' Deficit

     Stock issuance costs include $10,000 and $25,000 in 2001 and 2000 paid to companies owned by two stockholders/officers/directors of the Company in connection with the preparation and filing of the Company's registration statement.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000



Note 12 - Related Party Transactions (continued)

Management Fees

     A company which is owned by a stockholder/officer/director provides certain management and administrative services to the Companies. Management fees for the years ended December 31, 2001 and 2000 were $74,500 and $50,100. Included in the accrued expenses are management fees payable of $3,950 at December 31, 2000.

Legal Fees

     A law firm which is owned by a stockholder/officer/director provides legal and administrative services to the Company. Legal fees for the years ended December 31, 2001 and 2000 were $22,500 and $12,500.

Leases

     The Company leases its office space from a company that is owned by a stockholder. Monthly rental payments are $800 per month. Rent expense for the years ended December 31, 2001 and 2000 was $9,600 and $4,050.

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

None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:
                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          49               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      59               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 49 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate. He left the firm in 1982 to form a consulting company and to invest in real estate. He is experienced in tax and financial planning, particularly to businesses, related to complex transactions including mergers, acquisitions and securities offerings. He is currently engaged in real estate investments and apartment management as principal and President of H. James Santoro, Inc. as well as the Company.
He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson. Mr. Robinson, who is 59 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation.

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

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                                       Long-
Name and                                               Annual       Restricted        Shares       Term      All other
Principle                                              Compen-        Stock           Underlying  Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)        Options    Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Harry J.       2001       0             0             $74,500(1)        0              125,000     0           0
Santoro,       2000       0             0             $62,600(1)        0                    0     0           0
President,     1999       0             0             $45,000(1)        0                    0     0           0
Treasurer


Stephen M.     2001       0             0             $22,500(2)         0             125,000     0           0
Robinson,      2000       0             0             $12,500(2)         0                   0     0           0
Vice Pres.,    1999       0             0             $     0            0                   0     0           0
Secretary


-----------------
(1) Includes fees payable to H. James Santoro, Inc. for management and for administrative services rendered.

(2)  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.

Option Grants in Last Fiscal Year
---------------------------------

     The   following  table  sets  forth  information  concerning options
granted  to  the  executives  named  in   the   Summary Compensation  Table
above during the year  ended  December  31, 2001.

                                  Individual Grants
                                  ------------------
               Number of      % of Total
               Securities     Options        Exercise                    Grant Date
               Underlying     Granted to     or Base                   Fair Value ($)(2)
               Options        Employees in   Price     Expiration   -------------------
Name           Granted (1)    Fiscal Year     ($/Sh)   Date         Per Share   Total $
-----          ------------   -------------  --------- -----------  ---------   --------
Stephen M.
Robinson       125,000         50%           $.30      07/31/2006    $.03154    $3,943

Harry J.
Santoro        125,000         50%           $.30      07/31/2006    $.03154    $3,943
               -------        -----                                            -------
Total          250,000        100%                                              $7,885


(1) The options are fully exercisable without restriction
(2) The Company uses the Black-Scholes option pricing method to calculate the fair value of stock options as of the date of the grant.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values
--------------------------------------------------------------------------

     The following table sets forth information concerning option exercises during the last fiscal year and outstanding options held as of December 30, 2001 by the executive named in the Summary Compensation Table above.



                                   Number of Securities     Value of Unexercised
                                       Underlying           In-the-Money
                                   Unexercised Options at      Options at
                                     Fiscal Year End (#)    Fiscal Year end (2)
               Shares              ----------------------   --------------------
               Acquired on       Value         Exercisable/    Exercisable/
Name           Exercise (#)    Realized (1)   Unexercisable   Unexercisable
-----          ------------    ------------   --------------  -------------
Stephen M.
Robinson          0              0             125,000/  0         $0  / $0

Harry J.
Santoro           0              0             125,000/  0         $0  / $0

(1) Value realized is determined by subtracting the exercise price from the fair market value on the date of exercise.

(2) Value of unexercised options is determined by subtracting the exercise price from the fair market value at December 31, 2001.

Employment and Consulting Agreements
-------------------------------------

There are no employment agreements with the officers of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.

                        #  Shares of
Name and Address of     Common Stock          % Outstanding
Beneficial Owner        Beneficially            Common Stock
                          Owned <F1>        Beneficially Owned
------------------      ---------------     -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          760,893<F2>               29.15%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        741,164<F3>               28.40%

All Directors and
Officers as a
group (2 persons)          1,502,057                   54.92%

-----------------

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

<F2>
  Includes 341,500 shares held by Theodora T. Robinson, spouse of Stephen M. Robinson. Also includes options to purchase 125,000 shares of common stock.

<F3>
  Includes 75,000 shares held by Donna M. Santoro, spouse of Harry J. Santoro. Also includes options to purchase 125,000 shares of common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex, plus reimbursement of certain expenses. Such agreement, as modified, is currently in effect, and may be terminated when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. received in 2001 and 2000, respectively, $48,000 and $48,000, pursuant to such agreement. Mr. Santoro owns 100% of H. James Santoro, Inc.


The Company currently maintains its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $800. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

In June 2001, Harry J. Santoro purchased 150,000 shares of restricted common stock of the Company at a purchase price of $37,500 in cash.

In June 2001, Theodora T. Robinson, spouse of Stephen M. Robinson, purchased 150,000 shares of restricted common stock of the Company at a purchase price of $37,500 in cash.

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

Date: March 28, 2002

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

Date: March 28, 2002

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