Form 10QSB
period 2002-03-31
GAVELLA CORP
filed 2002-05-15
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The Company had 2,485,000 shares of common stock, par value $.001 per share, outstanding as of May 10, 2002.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2002 AND DECEMBER 31, 2001....................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001..........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS
                ENDED MARCH 31, 2002 ...................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................9

PART II.  OTHER INFORMATION.............................................13

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............13

      SIGNATURES........................................................14

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2002 AND DECEMBER 31, 2001
                               (Unaudited)

                                  ASSETS
                                                 March 31,       December 31,
	                                              2002            2001
                                               -----------        -----------
Rental property, net                           $ 3,136,568        $ 3,128,812
Cash                                               101,599             87,997
Cash held in escrow                                 78,204             59,241
Accounts receivable, net of
  allowance for doubtful accounts
  of $3,600 and $8,068                              24,358             24,154
Prepaid expenses                                    33,158             58,831
Deferred financing costs, net                       48,001             49,611
Investments, at equity                              34,314             32,000
                                               -----------        -----------
    Total Assets                               $ 3,456,202        $ 3,440,646
                                               ===========        ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities
  Mortgage notes payable                        $3,265,688        $ 3,276,513
  Notes payable - related party                    310,000            250,000
  Accrued interest                                  22,342             22,342
  Accounts payable                                   8,417              8,207
  Accrued expenses                                  85,940             85,636
  Security deposits payable                         80,464             80,099
  Other liabilities                                  9,336             33,252
                                               -----------        -----------
     Total Liabilities                           3,782,187          3,756,049
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  5,000,000 shares authorized,
  2,485,000 shares issued
  and outstanding                                    2,485              2,485
 Common stock subscribed                                25                -0-
 Additional paid in capital                        358,240            333,265
 Accumulated deficit                           (   686,735)       (  651,153)
                                               -----------        -----------
     Total stockholders' deficit               (   325,985)       (  315,403)
                                               -----------        -----------
Total Liabilities and Stockholders'
  Equity                                        $3,456,202        $ 3,440,646
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                               (Unaudited)

	                                               2002            2001
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 220,820      $   210,712
                                                 -----------      -----------
    Total revenues                                   220,820          210,712

Operating expenses
  Administrative expenses                             48,601           52,072
  Utilities expense                                   41,725           43,018
  Operating and maintenance                           21,481           32,179
  Taxes and insurance                                 37,736           32,697
  Depreciation and amortization                       30,690           31,241
                                                 -----------      -----------
     Total operating expenses                        180,233          191,207
                                                 -----------      -----------

Operating income                                      40,587           19,505

Other income (expense)
  Interest income                                        220              619
  Interest expense                              (     75,453)   (      75,308)
  Equity in earnings (loss) of
   investments, net                             (        936)               0
                                                 -----------      -----------
      Total other income (expense)              (     76,169)   (      74,689)
                                                 -----------      -----------
Net loss                                        ( $   35,582)   (   $  55,184)
                                                 ===========      ===========



Basic net loss per share                        ($      .01)     ($      .03)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            2,485,000        2,000,000
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)


                                   Common Stock         Common Stock       Additional                   Total
                                     Issued              Subscribed          Paid-in    Accumulated  Stockholders'
                                Shares     Amount    Shares     Amount       Capital      Deficit      Deficit

Balance, January 1, 2002       2,485,000   2,485            0        0   $ 333,265    $(651,153)        $(315,403)

Subscriptions for common
  stock                                0       0       50,000       25      24,975            0            25,000

Net Loss                               0       0            0        0           0     ( 35,582)         ( 35,582)
                               ---------  -------   ---------  -------   ---------    ----------    -------------
Balance, March 31, 2002        2,485,000  $ 2,485      50,000  $    25   $ 358,240     $(686,735)       $(325,985)
                               =========  =======   =========  =======   =========    ==========    =============


                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                               (Unaudited)

	                                               2002            2001
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   35,582)      ($ 55,184)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                     30,690          31,241
    Bad debt provision                                 4,668               0
    Equity in loss of investments, net                   936               0
    (Increase) decrease in:
      Accounts receivable                         (    4,672)            969
      Prepaid expenses                                25,673          29,515
      Cash held in escrow                         (   18,963)      (  34,991)
     Increase (decrease) in:
      Accounts payable                                   210          10,595
      Accrued interest                                   -0-       (  18,750)
      Accrued expenses                                   304             876
      Other liabilities                           (   23,916)      (   2,390)
      Security deposits payable                          365       (     175)
                                                 -----------     -----------
Net cash used in operating activities             (   20,487)      (  38,294)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (      6,836)     (      901)
  Purchases of investments                      (      3,250)            -0-
                                                 -----------     -----------
Net cash used in investing activities           (     10,086)     (      901)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     10,825)    (     9,968)
  Repayment of note payable                     (     10,000)              0
  Proceeds from notes payable                         40,000          42,500
  Common stock subscribed                             25,000             -0-
                                                 -----------     -----------
Net cash provided by financing activities             44,175          32,532
                                                 -----------     -----------
Increase (decrease) in cash                           13,602     (     6,663)

Cash, beginning                                       87,997          91,310
                                                 -----------     -----------
Cash, ending                                      $  101,599       $  84,647
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                           	    2002           2001

 Cash paid for interest                           $ 75,453       $ 94,058
                                	              ========       ========

 Non-cash investing and financing activities:

    Purchase of property and equipment            $ 36,836       $     901

    Debt incurred                                 $(30,000)      $     -0-
                                        		  --------       ---------
    Cash paid for purchases of property
      and equipment                               $  6,386       $     901
                                                  ========       =========

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

(UNAUDITED)
Note 1 - Organization

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

Note 2 - Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2001 and 2000, which were audited and appear in the Form 10-KSB previously filed by the Company.

Note 3 - Unaudited Financial Statements

     The consolidated balance sheets as of March 31, 2002 and the related consolidated statements of operations and deficit, and cash flows for the three months ended March 31, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Stockholders' Equity

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

     Options are generally exercisable at the fair market value on the date of grant exercisable over a five year period.

     During the three months ended March 31, 2002 and 2001, 250,000 options to purchase common stock were granted to two officers of the Company with exercise prices of $.35 and $.30, respectively. The exercise prices represent at least 110% of the fair market values on the date of grant. No options were exercised.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 2001.

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

The Company has had a history of losses and as of March 31, 2002 reported an accumulated deficit of $686,735. The Company projects breakeven cash flow from operations in the fiscal year 2002. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

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

On September 30, 2001, the Company invested $25,000 in DataNet Office Solutions, Inc. in exchange for 500,000 shares of common stock. On March 31, 2002, Gavella Corp. owned approximately 14% of DataNet Office Solutions, Inc. DataNet Office Solutions, Inc. is in the business of providing office supplies, printing, print management, ad specialties and a number of related services. The investment in DataNet will be accounted for using the equity method of accounting. Accordingly, Gavella's proportionate share of DataNet's net profit or loss subsequent to September 30, 2001 will be reflected in Gavella's financial statements. DataNet reported a net profit of $15,432 for the three months ending March 31, 2002.

On October 31, 2001, the Company invested $3,750 in Eastern Envelopes & Graphics, Inc. ("Eastern"). The Company invested an additional $3,250 in 2002. Eastern is in the business of commercial printing, primarily envelopes. Eastern is a development stage enterprise and reported a loss of $48,986 for the three months ended March 31, 2002. Gavella owned 20% of Eastern on March 31, 2002. The investment in Eastern will be accounted for using the equity method of accounting.

Results of Operations
----------------------

The following discussion is for the three months ended March 31, 2002 and 2001, respectively.

The Company reported total revenues of $220,820 and $210,712 in 2002 and 2001, respectively, an increase of $10,108 or 4.8%. Occupancy was approximately 96% and 95%, respectively. A small increase in the average unit rental rate and the improved occupancy rate resulted in the increase in rental revenue.

Total operating expenses decreased from $191,207 in 2001 to $180,223 in 2002, a decrease of $10,984 or 6%.

Administrative expenses decreased to $48,601 in 2002 from $52,072 in 2001. Utilities decreased by $1,293 as a result of a significant decrease in the price of natural gas, which was partially offset by rising water and sewer costs. Operating and maintenance expense decreased from $32,179 in 2001 to $21,481 in 2002, primarily due to a cutback in the use of outside subcontractors. Taxes and insurance increased by $5,039, from $32,697 in 2001 to $37,736 in 2002, primarily due to increases in real estate taxes. Depreciation decreased by $551 to $30,690 in 2002. Operating income increased from $19,505 in 2001 to $40,587 in 2002, primarily due to the increase in revenue and the decreases in total expenses discussed above.

Net interest expense increased by $544 from $74,689 in 2001 to $75,233 in 2002.

Equity in earnings (loss) of investments, net, is summarized below:

                                   Gavella's proportionate share of
                                   net income or (loss) under the
                                   equity method of accounting
       Entity                          2002             2001
       ------                      --------------------------------

DATANET Office Solutions, Inc.         2,314              0
Eastern Envelopes & Graphics LLC      (3,250)             0
                                     -------          -------
Net earnings from
  equity investments (loss)           (  936)             0

Net loss decreased from ($55,184) in 2001 to ($35,582) in 2002. Basic net loss per share decreased from ($.03) in 2001 to ($.01) in 2002.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At March 31, 2002, the Company had a $18,849 deficit in working capital, including cash held in escrow for anticipated future expenses. The Company needs additional financing to expand its business, to carry out its business plan and to reduce debt.

On January 1, 2002, the Company had $87,997 in cash, exclusive of $59,241 in cash held in escrow accounts.

During the three months ended March 31, 2002, the Company received proceeds of $40,000 from installment notes payable during the period. The Company received $25,000 from common stock subscriptions. Operations used $20,487. The Company used $6,836 to purchase property and equipment, and reduced mortgage debt by $10,825, and other notes payable by $10,000. The Company
made an investment in another company of $3,250.   The net increase in cash
for the period was $13,602. The Company had $101,599 in cash on March 31, 2002, exclusive of $78,204 in cash held in escrow accounts.

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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     The Company has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA. As of May 10, 2002, the Company's common stock has been thinly traded at a price range between $.25 and $.95 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GAVELLA CORP.


Dated: May 14, 2002         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer