Form 10QSB
period 2002-06-30
GAVELLA CORP
filed 2002-08-12
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The Company had 2,575,000 shares of common stock, par value $.001 per share, outstanding as of August 9, 2002.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 2002 AND DECEMBER 31, 2001...................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001...........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001...........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS
                ENDED JUNE 30, 2002 ..................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............8-9


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS...................10

PART II.  OTHER INFORMATION............................................14

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..............15

      SIGNATURES.......................................................16

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2002 AND DECEMBER 31, 2001
                               (Unaudited)

                                  ASSETS
                                                 June 30,        December 31,
                                                   2002               2001
                                               -----------        -----------
Rental property, net                           $ 3,121,475        $ 3,128,812
Cash                                                98,730             87,997
Cash held in escrow                                 60,431             59,241
Accounts receivable, net of allowance
  for doubtful accounts of $1,000 and
  $8,068                                            29,078             24,154
Prepaid expenses                                    36,047             58,831
Deferred financing costs, net                       45,841             49,611
Investments, at equity                              39,726             32,000
                                               -----------        -----------
    Total Assets                               $ 3,431,328        $ 3,440,646
                                               ===========        ===========


                                LIABILITIES AND DEFICIT


Liabilities
  Mortgage notes payable                        $3,254,639        $ 3,276,513
  Notes payable - related party                    308,500            250,000
  Accrued interest                                  22,342             22,342
  Accounts payable                                   2,629              8,207
  Accrued expenses                                  87,439             85,636
  Security deposits payable                         79,574             80,099
  Other liabilities                                 13,928             33,252
                                               -----------        -----------
     Total Liabilities                           3,769,051          3,756,049
                                               -----------        -----------
Minority Interest                                      -0-                -0-
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  5,000,000 shares authorized,
  2,575,000 and 2,485,000
  shares issued and outstanding                      2,575              2,485
 Additional paid in capital                        368,675            333,265
 Accumulated deficit                           (   708,973)        (  651,153)
                                               -----------        -----------
   Total stockholders' deficit                 (   337,723)       (  315,403)
                                               -----------        -----------
     Total Liabilities and
      Stockholders' Equity (Deficit)            $3,431,328        $ 3,440,646
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (Unaudited)

                                                     2002            2001
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 457,649      $   423,107
                                                 -----------      -----------
    Total revenues                                   457,649          423,107

Operating expenses
  Administrative expenses                            121,025          121,353
  Utilities expense                                   66,927           73,860
  Operating and maintenance                           42,261           57,568
  Taxes and insurance                                 74,570           65,364
  Depreciation and amortization                       62,482           62,482
                                                 -----------      -----------
     Total operating expenses                        367,265          380,627
                                                 -----------      -----------
Operating income                                      90,384           42,480

Other income (expense)
  Interest income                                        507             935
  Interest expense                              (    151,187)  (     151,159)
  Sewer tax assessment                                     0   (      64,984)
  Equity in earnings of investments, net               2,476               0
                                                 -----------      -----------
      Total other income (expense)              (    148,204)  (     215,208)
                                                 -----------      -----------
Net loss                                        ($    57,820)  (  $  172,728)
                                                 ===========      ===========



Basic net loss per share                        ($      .02)     ($      .09)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            2,486,500        2,007,083
                                                 ===========      ===========

                             GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (Unaudited)

                                                     2002            2001
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   57,820)      ($172,728)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                     62,482          62,482
    Bad debt provision                           (     7,068)              0
    Equity in earnings of investments, net       (     2,476)              0
    (Increase) decrease in:
      Accounts receivable                              2,144       (   7,800)
      Prepaid expenses                                22,784          16,372
      Cash held in escrow                        (     1,190)      (  35,753)
     Increase (decrease) in:
      Accounts payable                           (     5,578)      (   1,830)
      Accrued interest                                     0       (  18,750)
      Accrued expenses                                 1,803          56,855
      Other liabilities                          (    19,324)         10,937)
      Security deposits payable                  (       525)          2,188
                                                 -----------     -----------
Net cash used in operating activities           (      4,768)    (   88,027)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (     21,375)    (   10,250)
  Purchases of investments                      (      5,250)             0
                                                 -----------     -----------
Net cash used in investing activities           (     26,625)    (   10,250)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     21,874)    (    20,145)
  Proceeds from notes payable                         40,000          53,000
  Payments on notes payable                     (     11,500)    (     3,000)
  Issuance of common stock                            35,500         101,250
                                                 -----------     -----------
Net cash provided by
 financing activities                                 42,126         131,105
                                                 -----------     -----------
Increase in cash                                      10,733          32,828

Cash, beginning                                       87,997          91,310
                                                 -----------     -----------
Cash, ending                                      $   98,730       $ 124,138
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                      2002            2001

 Cash paid for interest            $151,187          $169,909
                                   ========          ========

Proceeds from issuance of common stock during the six months ended June 30, 2002 and 2001 was as follows:

 Issuance of common stock          $ 45,000          $106,250

 Stock issuance costs              (  9,500)         (  5,000)
                                   --------          --------
     Net proceeds from issuance of
      common stock                 $ 35,500          $101,250
                                   ========          ========

Non-cash investing and financing
activities:

  Purchase of property and
  equipment                        $ 51,375            10,250
  Debt incurred                    ( 30,000)                0
                                   --------          --------

    Cash paid for purchase of
     property and equipment        $ 21,375          $ 10,250
                                   ========          ========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)


                                   Common Stock         Additional                    Total
                                     Issued               Paid-in    Accumulated  Stockholders'
                                Shares     Amount         Capital      Deficit       Deficit

Balance, January 1, 2002       2,485,000  $ 2,485     $ 333,265     $(651,153)   ($315,403)

Issuance of 90,000 shares
 of common stock, net of
 issuance costs of $9,000         90,000       90        35,410             0       35,500

Net Loss                               0        0             0      ( 57,820)    ( 57,820)
                               ---------  -------     ---------    ----------     --------
Balance, June 30, 2002         2,575,000  $ 2,575     $ 368,675     $(708,973)   $(337,723)
                               =========  =======     =========    ==========     ========


GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(UNAUDITED)
Note 1 - Organization

     Gavella Corp. was incorporated on June 21, 2000 in the state of Delaware as a wholly owned subsidiary of Apta Holdings, Inc. ("APTA"). On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. Spring Village Holdings, Inc. owns an 80% controlling interest in SVG Properties, L.P., a New Jersey limited partnership. The Partnership owns a 124 unit apartment complex. On December 27, 2000, each shareholder of APTA received one share of Gavella for each share of APTA owned by the shareholders of record as of December 1, 2000.

Note 2 - Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2001 and 2000, which were audited and appear in the Form 10-KSB previously filed by the Company.

Note 3 - Unaudited Financial Statements

     The consolidated balance sheets as of June 30, 2002 and 2001 and the related consolidated statements of operations and deficit, and cash flows for the six months ended June 30, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(UNAUDITED)



Note 4 - Stockholders' Equity (cont'd.)

       During the six months ended June 30, 2002 and 2001, 250,000 options to purchase common stock were granted to two officers of the Company with exercise prices of $.35 and $.30, respectively. The exercise prices represent at least 110% of the fair market values on the date of grant.

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

The Company has had a history of losses and as of June 30, 2002 reported an accumulated deficit of $708,973. The Company projects breakeven cash flow from operations in the fiscal year 2002. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

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

On September 30, 2001, the Company invested $25,000 in DataNet Office Solutions, Inc. in exchange for 500,000 shares of common stock. On June 30, 2002, Gavella Corp. owned approximately 14% of DataNet Office Solutions, Inc. DataNet Office Solutions, Inc. is in the business of providing office supplies, printing, print management, ad specialties and a number of related services. The investment in DataNet will be accounted for using the equity method of accounting. Accordingly, Gavella's proportionate share of DataNet's net profit or loss subsequent to September 30, 2001 will be reflected in Gavella's financial statements.

On October 31, 2001, the Company invested $3,750 in Eastern Envelopes & Graphics, Inc. ("Eastern"). The Company invested an additional $5,250 in 2002. Eastern is in the business of commercial printing, primarily envelopes. Eastern is a development stage enterprise. Gavella owned 20% of Eastern on June 30, 2002. The investment in Eastern will be accounted for using the equity method of accounting.


Results of Operations
----------------------

The following discussion is for the six months ended June 30, 2002 and 2001, respectively.

The Company reported total revenues of $457,649 and $423,107 in 2002 and 2001, respectively, an increase of $34,542 or 8%. Occupancy was approximately 96% and 95%, respectively. The higher occupancy and a small increase in the average unit rental rate resulted in the increase in rental revenue.

Administrative expenses decreased to $121,025 in 2002 from $121,353 in 2001. Utilities decreased by $6,933, from $73,860 in 2001 to $66,927 in 2002, as a result of a significant decrease in the price of natural gas which was partially offset by higher sewer fees. Operating and maintenance expense decreased by $15,307 from $57,568 in 2001 to $42,261 in 2002. Taxes and insurance increased by $9,206, primarily due to increases in real estate taxes. Depreciation was unchanged at $62,482.

Total operating expenses decreased from $380,627 in 2001 to $367,265 in 2002, a decrease of $13,362 or 4%.

Operating income increased from $42,480 in 2001 to $90,384 in 2002, primarily due to the increases in total revenues discussed above.

Net interest expense increased by $28 from $151,159 in 2001 to $151,187 in 2002.

During 2001, the Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense in 2001.

Equity in earnings (loss) of investments, net, is summarized below:

                                   Gavella's proportionate share of
                                   net income or (loss) under the
                                   equity method of accounting
       Entity                          2002             2001
       ------                      --------------------------------

DATANET Office Solutions, Inc.         7,726              0
Eastern Envelopes & Graphics LLC      (5,250)             0
                                     -------          -------
Net earnings from
  equity investments (loss)            2,476              0

Net loss decreased from ($172,728) in 2001 to ($57,820) in 2002. Basic net loss per share was ($.09) in 2001 and ($.02) in 2002.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.


Liquidity and Capital Resources
--------------------------------

At June 30, 2002, the Company had a deficit of $32,296 in working capital, including cash held in escrow for anticipated future expenses. As a result of a recent equity offering and a refinancing of short term debt, the Company's overall financial position is improving. However, the Company needs additional financing to expand its business, to carry out its business plan and to reduce debt.

On January 1, 2002, the Company had $87,997 in cash, exclusive of $59,241 in cash held in escrow accounts.

During the six months ended June 30, 2002, the Company received net proceeds of $40,000 from installment notes payable during the period. The Company received $35,500 from the issuance of its common stock. Operations used $4,768. The Company used $21,375 to purchase property and equipment, and reduced mortgage debt by $21,874. The Company used $11,500 to reduce notes payable. The net increase in cash for the period was $10,733. The Company had $98,730 in cash on June 30, 2002, exclusive of $60,431 in cash held in escrow accounts.

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


Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements may be identified by the use of terminology such as "plan", "may", "will", "expects", "intends", "anticipates", "estimate", "should", or "continue", or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company:
(a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks, including acts of terrorism; (e) unexpected losses, and (f) general economic conditions.



                                    -13-
PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES


Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending June 30, 2002 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

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

     During June 2002, 90,000 shares of the Company's common stock were issued to two investors for consideration of $45,000 cash, in reliance upon Rule 506 of Regulation D of the Securities Act.



ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     The Company has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA. As of August 6, 2002, the Company's common stock has been thinly traded at a price range between $.16 and $.95.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GAVELLA CORP.


Dated: August 12, 2002      /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Gavella Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 12, 2002          /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Executive Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Gavella Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 12, 2002          /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Financial Officer