Form 10QSB
period 2002-09-30
GAVELLA CORP
filed 2002-11-15
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

The Company had 2,575,000 shares of common stock, par value $.001 per share, outstanding as of November 9, 2002.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2002 AND DECEMBER 31, 2001...................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001..........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2002 ..................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............8-9


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS......................10

PART II.  OTHER INFORMATION...............................................14

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.................14

      SIGNATURES..........................................................15

                       GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                               (Unaudited)

                                  ASSETS
                                              September 30,        December 31,
                                                   2002            2001
                                               -----------        -----------
Rental property, net                           $ 3,107,931        $ 3,128,812
Cash                                               112,505             87,997
Cash held in escrow                                 26,127             59,241
Accounts receivable, net of allowance
  for doubtful accounts of $1,000 and
  $8,068                                            32,551             24,154
Prepaid expenses                                    70,448             58,831
Deferred financing costs, net                       43,130             49,611
Investments, at equity                                 -0-             32,000
                                               -----------        -----------
    Total Assets                               $ 3,392,692        $ 3,440,646
                                               ===========        ===========


                                LIABILITIES AND DEFICIT


Liabilities
  Mortgage notes payable                        $3,243,359        $ 3,276,513
  Notes payable - related party                    307,000            250,000
  Accrued interest                                  22,342             22,342
  Accounts payable                                   2,454              8,207
  Accrued expenses                                  74,322             85,636
  Security deposits payable                         79,557             80,099
  Other liabilities                                 12,926             33,252
                                               -----------        -----------
     Total Liabilities                           3,741,960          3,756,049
                                               -----------        -----------
Minority Interest                                      -0-                -0-
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  5,000,000 shares authorized,
  2,575,000 and 2,485,000
  shares issued and outstanding
  in 2002 and 2001                                   2,575              2,485
 Additional paid in capital                        368,675            333,265
 Accumulated deficit                           (   720,518)        (  651,153)
                                               -----------        -----------
   Total stockholders' deficit                 (   349,268)       (  315,403)
                                               -----------        -----------
     Total Liabilities and
      Stockholders' Equity (Deficit)            $3,392,692        $ 3,440,646
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                               (Unaudited)

                                                   2002                2001
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 688,149      $   640,426
                                                 -----------      -----------
    Total revenues                                   688,149          640,426

Operating expenses
  Administrative expenses                            188,802          182,797
  Utilities expense                                   86,393           92,880
  Operating and maintenance                           65,871           82,762
  Taxes and insurance                                109,655           97,885
  Depreciation and amortization                       93,723           93,721
                                                 -----------      -----------
     Total operating expenses                        544,444          550,045
                                                 -----------      -----------
Operating income                                     143,705           90,381

Other income (expense)
  Interest income                                        827           1,323
  Interest expense                              (    226,647)  (     227,611)
  Gain on sale of investment                          10,274               0
  Sewer tax assessment                                     0   (      64,984)
  Equity in earnings of investments, net               2,476               0
                                                 -----------      -----------
      Total other income (expense)              (    213,070)  (     291,272)
                                                 -----------      -----------
Net loss                                        ($    69,365)  (  $  200,891)
                                                 ===========      ===========



Basic net loss per share                        ($      .03)     ($      .09)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            2,516,000        2,146,389
                                                 ===========      ===========

                              GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                               (Unaudited)

                                                   2002              2001
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   69,365)      ($200,891)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                     93,723          93,721
    Bad debt provision                           (     7,068)              0
    Equity in earnings of investments, net       (     2,476)              0
    Gain on sale of investments                  (    10,274)              0
    (Increase) decrease in:
      Accounts receivable                        (     1,329)      (  10,255)
      Prepaid expenses                           (    11,617)      (  23,721)
      Cash held in escrow                             33,114       (   7,050)
     Increase (decrease) in:
      Accounts payable                           (     5,753)      (   2,566)
      Accrued interest                                     0       (  18,750)
      Accrued expenses                           (    11,314)         59,160
      Other liabilities                          (    20,326)          7,777
      Security deposits payable                  (       542)      (     802)
                                                 -----------     -----------
Net cash used in operating activities           (     13,227)     (  103,377)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (     36,361)     (   16,744)
  Proceeds from sale of investments                   50,000               0
  Purchases of investments                      (      5,250)     (   25,000)
                                                 -----------     -----------
Net cash provided by (used in) investing
  activities                                           8,389      (   41,744)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     33,154)    (    30,532)
  Proceeds from notes payable                         40,000         103,000
  Payments on notes payable                     (     13,000)    (     3,000)
  Issuance of common stock                            35,500         101,250
                                                 -----------     -----------
Net cash provided by
 financing activities                                 29,346         170,718
                                                 -----------     -----------
Increase in cash                                      24,508          25,597

Cash, beginning                                       87,997          91,310
                                                 -----------     -----------
Cash, ending                                      $  112,505       $ 116,907
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                      2002            2001

 Cash paid for interest            $226,647          $246,361
                                   ========          ========

Proceeds from issuance of common stock during the nine months ended September 30, 2002 and 2001 was as follows:

 Issuance of common stock               $ 45,000          $106,250

 Stock issuance costs                   (  9,500)         (  5,000)
                                        --------          --------
     Net proceeds from issuance of
      common stock                      $ 35,500          $101,250
                                        ========          ========

Non-cash investing and financing activities:

  Purchase of property and equipment       $ 66,361               16,744
  Debt incurred                            ( 30,000)                   0
                                           --------              --------

    Cash paid for purchase of
     property and equipment                $ 36,361             $ 16,744
                                           ========             ========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                   (UNAUDITED)


                                   Common Stock         Additional                    Total
                                     Issued               Paid-in    Accumulated  Stockholders'
                                Shares     Amount         Capital      Deficit       Deficit

Balance, January 1, 2002       2,485,000  $ 2,485     $ 333,265     $(651,153)   ($315,403)

Issuance of 90,000 shares
 of common stock, net of
 issuance costs of $9,500         90,000       90        35,410             0       35,500

Net Loss                               0        0             0      ( 69,365)    ( 69,365)
                               ---------  -------     ---------    ----------     --------
Balance, September 30, 2002    2,575,000  $ 2,575     $ 368,675     $(720,518)   $(349,268)
                               =========  =======     =========    ==========     ========


 GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

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

Note 3 - Unaudited Financial Statements

     The consolidated balance sheets as of September 30, 2002 and 2001 and the related consolidated statements of operations and deficit, and cash flows for the nine months ended September 30, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

       GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 AND 2001

(UNAUDITED)



Note 4 - Stockholders' Equity (Continued)

       During the nine months ended September 30, 2002 and 2001, 250,000 options to purchase common stock were granted to two officers of the Company with exercise prices of $.35 and $.30, respectively. The exercise prices represent at least 110% of the fair market values on the date of grant.

       ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company has had a history of losses and as of September 30, 2002 reported an accumulated deficit of $720,518. The Company projects breakeven cash flow from operations in the fiscal year 2002. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

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

On September 30, 2001, the Company invested $25,000 in DataNet Office Solutions, Inc. in exchange for 500,000 shares of common stock. On July 31, 2002, Gavella Corp. sold its interest in DataNet Office Solutions, Inc. for $50,000. DataNet Office Solutions, Inc. is in the business of providing office supplies, printing, print management, ad specialties and a number of related services.

On October 31, 2001, the Company invested $3,750 in Eastern Envelopes & Graphics, Inc. ("Eastern"). The Company invested an additional $5,250 in 2002. Eastern is in the business of commercial printing, primarily envelopes. Eastern is a development stage enterprise. Gavella owned 20% of Eastern on September 30, 2002. The investment in Eastern will be accounted for using the equity method of accounting.


Results of Operations
----------------------

The following discussion is for the nine months ended September 30, 2002 and 2001, respectively.

The Company reported total revenues of $688,149 and $640,426 in 2002 and 2001, respectively, an increase of $47,723 or 7.5%. Occupancy was approximately 96% and 95%, respectively. The higher occupancy and a small increase in the average unit rental rate resulted in the increase in rental revenue.

Administrative expenses increased to $188,802 in 2002 from $182,797 in 2001. Utilities decreased by $6,487, from $92,880 in 2001 to $86,393 in 2002, as a result of a significant decrease in the price of natural gas which was partially offset by higher sewer fees. Operating and maintenance expense decreased by $16,891 from $82,762 in 2001 to $65,871 in 2002. Taxes and insurance increased by $11,770, primarily due to increases in real estate taxes. Depreciation was unchanged at $93,723.

Total operating expenses decreased from $550,045 in 2001 to $544,444 in 2002, a decrease of $5,601 or 1%.

Operating income increased from $90,381 in 2001 to $143,705 in 2002, primarily due to the increases in total revenues discussed above.

Net interest expense decreased by $468 from $226,288 in 2001 to $225,820 in 2002.

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

The Company's interest in Datanet Office Solutions, Inc. was sold on July 31, 2002 for $50,000, and resulted in a gain on sale of investment of $10,274.

Net loss decreased from ($200,891) in 2001 to ($69,365) in 2002. Basic net loss per share was ($.09) in 2001 and ($.03) in 2002.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.


Liquidity and Capital Resources
--------------------------------

At September 30, 2002, the Company had a deficit of $4,476 in working capital, including cash held in escrow for anticipated future expenses. As a result of a recent equity offering, improvement in results from operations, and a refinancing of short term debt, the Company's overall financial position is improving. However, the Company needs additional financing to expand its business, to carry out its business plan and to reduce debt.

On January 1, 2002, the Company had $87,997 in cash, exclusive of $59,241 in cash held in escrow accounts.

During the nine months ended September 30, 2002, the Company received net proceeds of $40,000 from installment notes payable during the period. The Company received $35,500 from the issuance of its common stock. The Company received $50,000 from the sale of an investment. Operations used $13,227. The Company used $36,361 to purchase property and equipment, $5,250 for investments, and reduced mortgage debt by $33,154. The Company used $13,000 to reduce notes payable. The net increase in cash for the period was $24,508. The Company had $112,505 in cash on September 30, 2002, exclusive of $26,127 in cash held in escrow accounts.

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

None


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     The Company has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA. As of November 9, 2002, the Company's common stock has been thinly traded at a price range between $.06 and $.95.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                        SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GAVELLA CORP.


Dated: November 13, 2002    /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Gavella Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry
J. Santoro, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 13, 2002        /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Executive Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Gavella Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry
J. Santoro, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 13, 2002        /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Financial Officer