Form 10KSB
period 2002-12-31
GAVELLA CORP
filed 2003-03-03
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/02.

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

State issuer's revenues for its most recent fiscal year: $876,609

The Company's common stock is quoted on the NASD OTC Bulletin Board under the
symbol "GVLA".   The estimated aggregate market value of the voting and non-
voting stock held by non-affiliates of the registrant as of December 31, 2002 was $75,123. The market value is based upon the last sale of the Common Stock on the NASD OTC Bulletin Board of $.06 per share on February 3, 2003.

The Company had 2,575,000 shares of common stock, par value $.001 per share, outstanding as of February 3, 2003.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  XX
                                                ----     -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
--------

Gavella Corp. ("we", "our", "Gavella" or the "Company") is a real estate holding company. We have one wholly owned subsidiary, Spring Village Holdings, Inc. Spring Village Holdings, Inc. owns an 80% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns a 124 unit apartment complex. The chart below depicts our corporate structure:

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

The following discussion of our business includes the business of Spring Village Holdings, Inc.

We are currently engaged in one line of business; owning and operating income producing real estate.

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

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in our consolidated financial statements. The outside investors' limited partnership interests have been reflected as minority interests.

We have had a history of losses and as of December 31, 2002 reported an accumulated deficit of $776,112. We did not generate a positive cash flow from operations in the last two fiscal years, due to unanticipated rising costs and one time charges. In 2001 and 2002, we had a negative cash flow from operations of $111,168 and $35,166, respectively. We anticipate a $30,000 negative cash flow from operations in the fiscal year 2003. We estimate that we will need approximately $90,000 to fund anticipated capital improvements and scheduled mortgage principal payments due in 2003. There can be no assurance that we will be successful in our efforts to generate sufficient cash flow or to raise capital to meet our scheduled debt service or other cash requirements.

We have no plans to acquire additional single family or multi-family residential properties in the foreseeable future. We do not currently have any specific plans for acquisitions, and no potential acquisitions are currently under review. We are currently focused on using our cash flow from operations, if any, to reduce debt, with the remainder, if any, being reinvested in our existing property.

We also intend to utilize our contacts, business expertise and knowledge of the securities markets to identify and invest in small, established private companies with well defined growth plans. We may also assist such companies by utilizing various strategies to maximize their long term value. These strategies may include preparing the company to become a public company, assisting with mergers and acquisitions, and facilitating additional capital raising activities. In order to enhance our shareholder value, we intend to liquidate our interest in such companies over time. There is no assurance that such companies can be identified or once identified, that any investments made in such companies will prove to be profitable.

On September 30, 2001, we invested $25,000 in DATANET Office Solutions, Inc.
in exchange for 500,000 shares of common stock.   On July 31, 2002, we sold
our investment in DATANET for $50,000.

DATANET Office Solutions, Inc. is in the business of providing office supplies, printing, print management, ad specialties and a number of related services. The investment in DATANET was accounted for using the equity method of accounting. Accordingly, our proportionate share of DATANET's net profit or loss subsequent to September 30, 2001 is reflected in our financial statements.

On October 31, 2001, we invested $3,750 in Eastern Envelopes & Graphics, Inc. ("Eastern"). We invested an additional $5,250 in 2002. Eastern is in the business of commercial printing, primarily envelopes. The investment in Eastern has been written off.

Real Estate Operations
-----------------------

On December 31, 1995, Spring Village Holdings, Inc., our wholly owned subsidiary, acquired a 4.5% general partnership interest and a 75.5% limited partnership interest (80% total) in SVG Properties, L.P. which owns the Spring Village Apartments complex in Sharon Hill, Pennsylvania from Harry J. Santoro and companies affiliated with Mr. Santoro, our President, for $50,000.

SVG Properties, L.P. is a limited partnership organized under the laws of the State of New Jersey on May 12, 1987. In 1987 the Partnership acquired for $2,450,000 the Mill Spring Apartments (subsequently renamed the Spring Village Apartments). At the time of the acquisition the property was severely in need of rehabilitation. The Partnership invested over $1,000,000 into the property using capital contributed by nine limited partners and the net proceeds from a $3,250,000 mortgage guaranteed by the Federal Housing Administration. Though the physical aspects and the net income of the property were significantly improved, the net income from operations was not sufficient to make the principal and interest payments due on the first mortgage. The Partnership attributes this to the high effective interest rate on the mortgage of 10 1/2%, plus 1/2% for insurance. In January, 1992, the Partnership defaulted on its mortgage. In August, 1992, Santoro acquired a controlling interest in the Partnership, along with other assets, in exchange for $125,000. At the time of the acquisition in 1992, Mr. Santoro was a limited partner in SVG Properties, L.P. Mr. Santoro also was the chief executive officer of the corporate general partner of S.V.G. Properties, L.P. Santoro then entered into negotiations with the U.S. Department of Housing and Urban Development (HUD) to renegotiate the terms of the first mortgage. A Provisional Workout Agreement (the "Agreement") was agreed to and became effective on January 1, 1994, whereby HUD agreed not to take any action as a result of the default, provided that the mortgagor remit the minimum monthly payment and satisfactorily performed the other requirements of the agreement. The agreement provided for a minimum monthly payment of $24,000 ($288,000/yr.) in 1994 increasing to $34,000 per month ($408,000/yr.) in
2002.

During March of 1994, HUD announced that it planned to sell the large backlog of mortgage loans that reverted to the Federal Housing Administration (FHA) when borrowers defaulted on FHA insured mortgages.

On September 18, 1996, SVG Properties, L.P. was notified that the mortgage on the Property was sold to Resource Properties XXIII, Inc. ("RPI"). Shortly thereafter, the Partnership entered into an agreement with RPI whereby RPI agreed to recast the existing $3,490,419 debt to RPI as part of a proposed refinancing.

On September 19, 1997, the Partnership completed the refinancing of its long term debt. The refinancing completed the first objective of the Partnership's long term business plan.

We plan to seek new capital to reduce total debt and to seek strategic acquisitions to enhance shareholder value.


Investment Policies
--------------------

We have no plans to acquire additional single family or multi-family residential properties in the foreseeable future. We do not currently have any specific plans for acquisitions, and no potential acquisitions are currently under review. We are currently focused on using our cash flow from operations, if any, to reduce debt, with the remainder, if any, being reinvested in our existing property.

We manage our properties utilizing our own personnel who are employed either directly or as subcontractors.

We intend to finance our future acquisitions, if any, through the use of our own equity and initial acquisition debt up to 100% of the cost of the property, including anticipated improvements. There is no limit as to the number or amount of mortgages which may be placed on each property. It is our stated long term goal to reduce overall debt to no greater than 80% of the market value of our real estate holdings.

Our policy is to acquire assets for income, with capital appreciation being anticipated, but secondary to current income.

We have no limit as to the percentage of our assets which may be invested in any particular property.

We may invest in mortgages or other debt securities, including real estate tax liens, and there are no restrictions on such investments except that such debt securities or liens shall be secured by residential real estate or unimproved acreage. We do not intend to originate or warehouse mortgages, for purposes of sale or servicing.

We may invest in direct or indirect interests in residential real estate and unimproved land, including fee simple ownership, general or limited partnership interests, listed or not listed common or preferred stock in real estate companies or REITS which invest in residential real estate. There are no restrictions on such investments, except that we will not invest in a transaction or a series of transactions which will require registration as an Investment Company under the Investment Company Act of 1940.

At the discretion of our Board of Directors, we may change the above outlined investment objectives and criteria or the policies listed below as we deem appropriate and in our best interests.

In order to carry out its investment policies outlined above, our officers, with the approval of our directors, and without a vote of security holders except when required by state or federal statutes, may:

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

During the past three years, we have not engaged in any of the above listed activities other than the borrowing of approximately $150,000 for equipment, building improvements and repayment of other debt. Though our officers are authorized to do so, it is unlikely that we will engage in any of the above activities in the foreseeable future other than borrowing money in the ordinary course of business.

We will provide directly to our security holders an annual report and proxy statement substantially in the form of a Form 10-KSB filed with the Securities and Exchange Commission. The financial statements in the annual report will be certified by independent public accountants. We shall also keep the security holders informed about major developments, either by directly mailing a report to the security holder or through a public press release supported by a Form 8-K, a quarterly report or other filing with the Securities and Exchange Commission.

 Industry Overview
------------------

Our primary focus is to own and operate apartment complexes. The industry is dominated by numerous small operators. There are several large apartment operators in the area, including the Korman Organization, which operates a 1,500+ unit apartment complex, International City, which competes with our existing complex. We believe the industry is highly competitive.

Apartment complexes in the area similar to the one we own have the following profiles:
                                                Company         Company
  Rents per month                Typical        12/31/02        12/31/01
  -------------------------      -------        --------        --------

  Studio                        $395 - $555        $475          $450
  One bedroom                   $550 - $750        $595          $575
  Two bedroom                   $650 - $900        $695          $670

  Annual rent increase 2002      2% - 5%          3% - 5%       3% - 5%

  Average occupancy 2002        92% - 97%        93% - 96%     93% - 96%


The information contained in the above table was derived from the following sources:

       1)   The Philadelphia Apartment Research Report
            By:  Marcus & Millichap, January 2002

       2)   The Philadelphia Inquirer, December 2002

We believe that in general, the market for apartments is stable and that our units at current rental rates are in line with competitive complexes in the area. However, over the past two years, we have been operating in a very difficult climate. Creditworthy tenants and prospective tenants have been purchasing homes, increasing our turnover and reducing the pool of creditworthy tenants. We attribute this to very low interest rates and a
very favorable mortgage market.   A weak economy, along with the related
layoffs, have further exacerbated the problem. We are projecting lower occupancy for at least the first six months of 2003. We plan to increase our advertising and marketing budget to increase our occupancy. We hope that this along with an improving economy will result in improved operating results in the second half of 2003. We are, however, very much affected by the overall health of the economy and job market, and accordingly cannot give any assurance that our operating performance will not be adversely affected.

Because it costs more to build a new apartment unit than to acquire an existing unit and due to lack of suitable construction sites in the area, competition is limited to existing apartment complexes and should be manageable.


Employees

In addition to Harry J. Santoro, the President and Treasurer, and Stephen M. Robinson, the Vice President and Secretary, the Company, through subcontracts, employs four other people on a regular basis who manage and maintain the apartment complex and perform administrative functions.

Facilities

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


Item 2.  Description of Property
---------------------------------

The Complex
------------

The Spring Village Apartment complex is a garden-type apartment complex consisting of seven buildings containing 60 one-bedroom units, 49 two-bedroom units and 15 studio units and two garages, located in Sharon Hill, Delaware County, Pennsylvania. Construction features include brick veneer over concrete block exterior walls, wood frame, asphalt shingle gable roofs, aluminum frame windows and sliding patio doors.

                                   -8-
Each unit is heated by gas fired hot water baseboard heat. All units have wall mounted air conditioners. The buildings were built in 1966. We believe the quality of construction and current physical condition of the units is average. We are not aware of any material adverse environmental attributes of the property. There were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania, and were removed during 1997 by a qualified environmental engineering firm.

The current real estate tax assessment equates to a market value of $3,378,870. The assessed value for real estate taxes is $3,378,870 and the real estate taxes paid for 2002 were $99,562. The tax basis as of December 31, 2001 of our buildings and equipment was $3,470,853 and $243,474 respectively, with $1,580,346 in accumulated depreciation. The land has a tax basis of $263,727. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the straight line method over a 10 year life. We own an 80% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and we do not anticipate the need for substantial future renovations other than routine replacements. We believe we have adequate insurance coverage.

We plan to make the following capital expenditures during the next twelve months:

Replace appliances and equipment                $ 30,000
Replace soffits and fascia, painting               3,000
Grounds, landscaping, etc.                         3,000
                                                --------
Total                                           $ 36,000

Some of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.

No tenant occupies more than 10% of the leased space. Substantially all leases are for one year or less, and are for residential dwelling units. A sixty day notice is required for termination. Substantially all of the leases expire within one year as is typical for apartment leases.

The prior five year rental history is summarized as follows:

          Gross Potential Rents    Occupancy        Average Annual Rent
Year  (Exclusive of other income)  Percentage        per square foot
-----  -------------------------   ----------       --------------------
1998       $797,894                 96                $10.18
1999       $813,946                 95                $10.39
2000       $840,088                 95.5              $10.72
2001       $861,582                 95                $11.00
2002       $884,438                 95                $11.27

Item 3. Legal Proceedings.
---------------------------

There are no pending material legal proceedings to which we or any of our properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.



PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. Our common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "GVLA". As of the date of this Form 10-KSB, quotations were submitted by six market makers and there was minimal public trading of our stock at prices ranging from $.06 to $.95. As of February 6, 2003, there were 2,575,000 shares of common stock outstanding.

       Holders. There are approximately 400 holders of record of our common stock. We estimate that there are at least another 75 shareholders whose stock is held in street name.

       Dividends. We have not declared or paid any cash dividends on our common stock. We presently, and for the foreseeable future, intend to retain all our earnings, if any, for the development of our business. The declaration and payment of cash dividends in the future will be at the discretion of our Board of Directors, and will depend upon a number of factors, including among others, future earnings, operations, funding requirements, our general financial condition, and such other factors as our Board of Directors may deem relevant.

Transfer Agent
--------------

Our transfer agent is American Stock Transfer and Trust Company, 59 Maiden Lane, New York, New York, 10038; 718-921-8200.

Recent Sales of Unregistered Securities
---------------------------------------

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

We intend to target our marketing and business activity to renting apartment units to moderate income people who are not in a position to acquire a home. Based on our own experience over the past five years and a review of market analysis reports published by others, we believe there will continue to be a need in the marketplace for moderately priced, well-maintained apartment rental units. This should provide a stable rental income base and allow for future revenue growth through modest rental increases near the rate of inflation. However, over the past two years, we have been operating in a very difficult climate.

 Creditworthy tenants and prospective tenants have been purchasing homes, increasing our turnover and reducing the pool of creditworthy tenants. We attribute this to very low interest rates and a very favorable mortgage
market.   A weak economy, along with the related layoffs, have further exacerbated the problem. We are projecting lower occupancy for at least the first six months of 2003. We plan to increase our advertising and marketing budget to increase our occupancy. We hope that this along with an improving economy will result in improved operating results in the second half of 2003. We are, however, very much affected by the overall health of the economy and job market, and accordingly cannot give any assurance that our operating performance will not be adversely affected.

Our long range plan is to reduce debt to around eighty percent of a property's value. To accomplish this, we plan to raise additional capital through the sale of our securities in the future.

We advertise our apartment units in local newspapers, by direct mail and through promotional programs designed to maintain occupancy at or above 95%.


Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.


2002 Compared To 2001

We reported total revenues of $876,609 in 2002, compared to $856,157 in 2001, an increase of $20,452, or 2.3%. Several factors accounted for this increase. Occupancy decreased slightly in 2002. The small decrease in occupancy was more than offset by increases in unit rents and tenant fees. We believe this was the result of inflation and competitively priced units in a market that has a limited supply of affordable units.

Total operating expenses decreased by $44,862, to $713,055. Administrative expenses decreased by $43,924 to $272,446. In 2001, there was an increase in administrative expenses related to the operations of the apartment complex. We also incurred a significant increase in public company corporate overhead in 2001. We were able to reduce these costs in 2002. Utilities expenses decreased from $121,407 in 2001 to $118,307 in 2002 due primarily to a decrease in the price of gas in 2002, which was partially offset by a sewer tax increase. Operating and maintenance expenses declined from $105,176 in 2001 to $92,853 in 2002. Decreases in the use of subcontracts caused the decline. Taxes and insurance increased by $3,613. Depreciation and amortization increased by $10,872 to $134,193 as a result of recent capital improvements being depreciated.

Operating income increased by $65,314, from $98,240 in 2001 to $163,554 in 2002. The increase in revenues, along with a large decrease in operating expenses, as discussed above, accounted for the improvement.

Interest income decreased by $640 from $1,655 in 2001 to $1,015 in 2002, due to lower interest rates. Interest expense decreased from $305,033 in 2001 to $302,278 in 2002.

During the second quarter ended June 30, 2001, we were notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense for the year ended December 31, 2001.

Equity earnings on investments, net, is summarized below:

                                   Gavella's proportionate share of
                                   net income or (loss) under the
                                   equity method of accounting
       Entity                          2002             2001
       ------                      --------------------------------

DATANET Office Solutions, Inc.         7,726          7,000
Eastern Envelopes & Graphics LLC      (5,250)         3,750
                                     -------          -------
Net earnings from
  equity investments                   2,476          3,250

We sold our investment in DATANET on July 31, 2002, resulting in a gain on sale of investment of $10,274.

Net loss decreased from $266,872 in 2001 to $124,959 in 2002. We reported a basic net loss of ($.05) per share in 2002, compared to a basic net loss of ($.12) per share in 2001.

2001 Compared To 2000

We reported total revenues of $856,157 in 2001, compared to $838,898 in 2000, an increase of $17,259, or 2.1%. Several factors accounted for this increase. Occupancy decreased from 95.5% in 2000 to approximately 95% in 2001. The small decrease in occupancy was more than offset by increases in unit rents and tenant fees. We believe this was the result of increased advertising, and reflects overall improvement in the desirability of our apartments resulting from increased spending in prior years on previously deferred maintenance.

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

During the second quarter ended June 30, 2001, we were notified by the township that the township had under billed for sewer taxes in prior years, and assessed a sewer tax of $64,984. This is a one time assessment, and is reflected as an other expense for the year ended December 31, 2001.

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


Liquidity and Capital Resources
-------------------------------

Though our operating results improved during 2002, our liquidity weakened slightly in 2002, primarily due to the utilization of short term debt to fund our operations.

At December 31, 2001, we had working capital of $687 including cash held in escrow for anticipated future expenses. At December 31, 2002, the Company had working capital deficit of $46,315.

On December 31, 2000, we had $91,310 in cash. During the year ending December 31, 2001, we received $75,000 in net proceeds from notes payable and $126,250 from the issuance of stock. Operations used $111,168. We used $23,509 to purchase property and equipment, invested $28,750 in two private companies, and reduced mortgage indebtedness by $41,136. The net decrease in cash for the year was $3,313. We had $87,997 in cash on December 31, 2001, exclusive of $59,241 cash held in escrow accounts.

On December 31, 2001, we had $87,997 in cash. During the year ending December 31, 2002, the Company realized $55,500 in net proceeds from notes payable, and $31,500 in contributed capital. We received $44,750 in net proceeds from investments. Operations used $35,166. We used $44,669 to repay mortgage notes payable. We used $51,063 to purchase property and equipment. The net increase in cash for the year was $852. We had $88,849 in cash on December 31, 2002, exclusive of $44,493 cash held in escrow accounts.

We anticipate that we will continue to require outside sources of financing to meet our short term and long term liquidity needs, such as scheduled debt repayments, capital improvements and deficits from operations, if any. Though we are projecting breakeven cash flow from our apartment operations during fiscal 2003, we will need $30,000 to cover our public company overhead. Additionally, we anticipate that we shall need $36,000 to fund capital improvements and $52,676 for scheduled debt reductions.

Our balance sheet is highly leveraged. As discussed previously in this Form 10-KSB, we plan to reduce this leverage through the current and future equity offerings as well as by funds generated from operations. We are considering a private offering of our common stock. We are looking into the possibility of refinancing our second mortgage. We are also exploring equity participation debt whereby a lender will participate in the anticipated future appreciation of our underlying real estate. We believe we can support operations and planned capital expenditures for at least twelve months. Thereafter, our continued success will be dependant upon our ability to maintain occupancy at 93% or above and to keep costs under control.

In the event that our plans change or our assumptions change or prove to be inaccurate, we may be required to seek additional financing sooner than currently anticipated. We have not identified any potential sources of debt or equity financing and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to us. We anticipate breakeven net cash flow from operations in 2003. There can be no assurance that we will be successful in our efforts to generate breakeven cash flow from operations.

Planned Capital Expenditures
-----------------------------

Replace appliances and equipment                $ 30,000
Replace soffits and fascia, painting               3,000
Grounds, landscaping, etc.                         3,000
                                                --------
Total                                           $ 36,000

Some of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.

Forward Looking Statements
---------------------------

We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us are made based on management's expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed in or implied by forward-looking statements made by us or on our behalf: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; (e) general economic conditions; and
(f) acts of terror.

Item 7.  Financial Statements.
-------------------------------


             GAVELLA CORP. AND SUBSIDIARIES
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-7 - F-18

                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Gavella Corp. and Subsidiary


     We have audited the accompanying consolidated balance sheets of GAVELLA CORP. AND SUBSIDIARY as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAVELLA CORP. AND SUBSIDIARY as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                           HAEFELE, FLANAGAN & CO., p.c.

Moorestown, New Jersey
February 15, 2003






                                                             F1

                GAVELLA CORP. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2002 AND 2001


                           ASSETS
                                               2002             2001

Rental property, net                         $3,084,321       $3,128,812
Cash                                             88,849           87,997
Cash held in escrow                              44,493           59,241
Accounts receivable, net of allowance
 for doubtful accounts of $4,000 and $8,068      30,791           24,154
Prepaid expenses                                 63,405           58,831
Deferred financing costs, net                    40,970           49,611
Investments, at equity                              -0-           32,000
                                             ----------       ----------
     Total Assets                            $3,352,829       $3,440,646
                                             ==========       ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Mortgage notes payable                     $3,231,844       $3,276,513
  Notes payable                                 335,500          250,000
  Accrued interest                               22,035           22,342
  Accounts payable                               18,951            8,207
  Accrued expenses                               68,637           85,636
  Security deposits payable                      74,597           80,099
  Other liabilities                              10,127           33,252
                                             ----------       ----------
         Total Liabilities                    3,761,691        3,756,049

Minority Interest                                  -0-              -0-

Stockholders' Deficit
    Common  stock,  $.001  par  value,
     5,000,000 shares authorized,
      2,575,000 and 2,485,000
      issued and outstanding
      in 2002 and 2001                           2,575             2,485
   Additional paid-in capital                  364,675           333,265
   Accumulated deficit                        (776,112)         (651,153)
                                             ----------       ----------
     Total stockholders' deficit              (408,862)         (315,403)
                                             ----------       ----------
     Total Liabilities and Deficit           $3,352,829       $3,440,646
                                            ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                              2002           2001

Revenues
  Rental real estate                       $876,609        $856,157
                                           --------        --------
     Total revenues                         876,609         856,157

Operating expenses
  Administrative expenses                   228,522         272,446
  Utilities expense                         118,307         121,407
  Operating and maintenance                  92,853         105,176
  Taxes and insurance                       139,180         135,567
  Depreciation and amortization             134,193         123,321
                                           --------        --------
     Total operating expenses               713,055         757,917
                                           --------        --------
Operating income                            163,554          98,240

Other income (expense)
  Interest income                             1,015           1,655
  Interest expense                         (302,278)       (305,033)
  Sewer tax assessment                          -0-        ( 64,984)
  Gain on sale of investment                 10,274             -0-
  Equity in earnings of
   investments, net                           2,476           3,250
                                           --------        --------
      Total other income (expense)         (288,513)       (365,112)
                                           --------        --------
Net loss                                  $(124,959)      $(266,872)
                                           ========        ========

Basic and diluted net loss per share      $    (.05)       $   (.12)
                                           ========        ========
Average   number  of  common   shares
outstanding - basic and diluted           2,530,000       2,213,750
                                          =========       =========








The accompanying notes are an integral part of these consolidated financial statements.

                           GAVELLA CORP AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                Additional                    Total
                                             Common Stock        Paid-in    Accumulated  Stockholders'
                                            Shares    Amount     Capital      Deficit       Deficit
                                           ---------  --------- -----------  ------------  -----------
Balance, January 1, 2001                   2,000,000  $ 2,000    $ 207,500   $  (384,281)  $(174,781)

Issuance of common stock, net
 of stock issuance costs
 of $10,000                                  485,000      485      125,765          0        126,250

Net Loss                                       0         0            0         (266,872)   (266,872)
                                           ---------  --------- -----------  ------------  -----------
Balance, January 1, 2002                   2,485,000    2,485      333,265      (651,153)   (315,403)

Issuance of common stock, net
of stock issuance costs of $9,500             90,000       90       31,410          0         31,500

Net Loss                                       0         0            0         (124,959)   (124,959)
                                           ---------  --------- -----------  ------------  -----------
Balance, December 31, 2002                 2,575,000  $ 2,575    $ 364,675    $ (776,112)  $(408,862)



The accompanying notes are an integral part of these consolidated financial statements.

                 GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                               2002         2001
                                               ----         ----
Cash flows from operating activities:
  Net loss                                  (124,959)    (266,872)
   Adjustments to reconcile net loss
    to net cash used in
      operating activities:
     Depreciation                            134,193      123,321
     Gain on sale of investment              (10,274)         -0-
     Bad debt provision                      ( 4,068)       8,068
     Equity in earnings of
      investments, net                        (2,476)     ( 3,250)
    (Increase) decrease in:
      Accounts receivable                    ( 2,569)     (16,834)
      Prepaid expenses                       ( 4,572)     ( 5,337)
      Cash held in escrow                     14,748      (22,118)
     Increase (decrease) in:
      Accounts payable                        10,744        3,077
      Accrued interest                       (   307)     (19,127)
      Accrued expenses                       (16,999)      63,174
      Other liabilities                      (23,125)      21,596
      Security deposits payable              ( 5,502)       3,134
                                             -------      -------
Net cash used in operating activities       ( 35,166)    (111,168)
                                             -------      -------
Cash flows from investing activities:
 Purchases of property and equipment         (51,063)     (23,509)
 Proceeds from sale of investments            50,000            0
 Purchase of investments                     ( 5,250)     (28,750)
                                             -------      -------
Net cash used in investing activities        ( 6,313)     (52,259)
                                             -------      -------
Cash flows from financing activities:
 Repayment of mortgage  notes payable        (44,669)     (41,136)
  Proceeds from notes payable                 85,000      128,000
  Payments on notes payable                  (29,500)    ( 53,000)
  Issuance of common stock, net               31,500      126,250
                                             -------      -------
Net cash provided by financing activities     42,331      160,114
                                             -------      -------
Increase (decrease) in cash                      852     (  3,313)

Cash, beginning                               87,997       91,310
                                             -------      -------
Cash, ending                                 $88,849      $87,997
                                             =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

               GAVELLA CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

                                                2002        2001

Cash paid for interest                       $302,585  $ 324,160
                                             ========    =======


Issuance of common stock during the year ended December 31, 2002 and 2001 was as follows:
                                                2002        2001

    Issuance of common stock, net            $ 41,000   $136,250
    Stock issuance costs                       (9,500)   (10,000)
                                             --------    -------
    Net proceeds from issuance of
       common stock                          $31,500    $126,250
                                             ========    =======

Non-cash  investing and financing
 activities:
                                                2002        2001

    Purchase of property and equipment      $ 81,063    $ 23,509
    Debt incurred                            (30,000)          0
                                             --------    -------
      Cash paid for purchase of
       property and equipment               $ 51,063    $ 23,509
                                             ========    =======

Non-cash financing activities:

In December 2002, the $200,000 note payable to an affiliated company was distributed by the affiliate to related individuals.



The accompanying notes are an integral part of these consolidated financial statements.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001

Note 1 - Nature of Operations

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


Note 2 - Summary of Significant Accounting Policies


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

              GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rental Real Estate Revenues

     Rental real estate revenues include rental income and fees earned from tenants for late charges, laundry income and other housing related services. Tenant fees for the years ended December 31, 2002 and 2001 were $36,271 and $36,703.

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

     The Company reviews the carrying value of the rental property for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Based on these reviews, there were no adjustments to the carrying value of long-lived assets for the years ended December 31, 2002 and 2001.

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


Note 2 - Summary of Accounting Policies (continued)

Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender to provide funds necessary for the payment of taxes, insurance, replacements and other specified capital expenditures of the Spring Village Apartments.

Investments

     The Company uses the equity method of accounting for companies and other investments in which the Company has significant influence.
Significant influence is generally deemed to exist if the common ownership or partnership equity is between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. The Company records its share of earnings as income and increases the investment by the equivalent amount. Dividends and losses are recorded as a reduction of the investment.

Deferred Financing Costs

     Deferred financing costs, consisting primarily of debt issue costs, are amortized using the straight-line method over ten years, the term of the related debt. Amortization expense for the years ended December 31, 2002 and 2001 was $8,641 and $8,640. Accumulated amortization as of December 31, 2002 and 2001 was $45,361 and $36,720.

Security Deposits Payable

     Security deposits payable represent amounts received from tenants and are included in cash on the accompanying balance sheets. As of December 31, 2002 and 2001, the tenant security deposits are fully funded. Tenant security deposits are guaranteed by a stockholder.

Advertising

     The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the periods ended December 31, 2002 and 2001 was $12,517 and $14,032.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

     The Company has stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of the grant over the cost to acquire the stock. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the quoted market price of the underlying
common stock on the date of grant.    Stock options granted to consultants
and other non-employees are recorded at fair value in accordance with SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                            2002            2001

Net loss, as reported                          ($ 124,959)      ($ 266,872)
Less total stock-based employee compensation
 expense determined under the fair value
 based method for all awards,
 net of related tax effects                    (   5,700)      (    7,885)
                                              ----------        ---------
Pro forma net loss                            ($ 130,659)      ($ 274,757)
                                              ==========        =========

Basic and diluted net loss per common share,
as reported                                    ($   .05)          ($  .12)
                                              ==========        =========

Basic and diluted net loss per common share,
proforma                                       ($   .05)          ($  .12)
                                              ==========        =========


       Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $.02 per option in 2002 and $.03 per option in 2001.

                                           2002           2001
Expected life of options in years            5              5
Risk-free interest rate                      4.83%          5.76%
Expected volatility                         18.30%         25.17%
Dividend yield                               0.00%          0.00%

                  GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred tax asset or liability is determined based on differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.


Net loss per Share

     Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. Stock options to purchase 500,000 shares and 250,000 shares for 2002 and 2001 were not dilutive and therefore were not included in the computations of dilutive earnings per share.


Fair Value

     The Company's financial instruments consist primarily of cash, accounts receivable, investments, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short maturity of these instruments. The Company's debt approximates fair value based on borrowing rates currently available to the Company.


Recently Issued Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this standard did not have a significant effect on the Company's financial statements.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001



Note 2 - Summary of Significant Accounting Policies (continued)


Recently Issued Accounting Pronouncements (continued)

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The Company does not expect the adoption of this standard to have a significant impact on its financial statements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has adopted the disclosure provisions of this statement as of December 31, 2002.


Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001

Note 3 - Rental Property

     Rental property at December 31, 2002 and 2001 consisted of the following:
                                        2002      2001

Land                               $   292,792     $   292,792
Building and improvements            3,244,676       3,221,527
Building equipment                     169,234         146,556
Office equipment                        39,677          35,563
Transportation equipment                48,868          42,428
Furniture and fixtures                   5,180           5,180
                                    ----------     -----------
                                     3,800,427       3,744,046

Less accumulated depreciation        ( 716,106)      ( 615,234)
                                    ----------     -----------
Rental property, net                $3,084,321      $3,128,812
                                    ==========     ===========

     Depreciation expense for the periods ended December 31, 2002 and 2001 was $125,552 and $114,681.


Note 4 - Cash Held in Escrow

     Cash held in escrow at December 31, 2002 and 2001 consisted of the following:

                                        2002      2001

Real estate tax escrow                 $  34,750     $  43,208
Reserve fund for replacements                   8,026       16,033
Insurance escrow                                 1,717        -0-
                                            ---------     --------
                                            $  44,493    $  59,241
                                            =========     ========

Note 5 - Investments

At December 31, 2002 and 2001, the Company's equity-method investees and the Company's approximate ownership interest in each investee, based on outstanding shares or member interests consisted of the following:

                                       Percent               Percent
                                       Owner-                Owner-
                              2002      ship        2001      ship
                          --------  ----------    -------  -----------
DATANET Office
  Solutions, Inc.         $      0         0%     $32,000    14.29%
Eastern Envelopes &
  Graphics, Inc.                 0       7.5%           0    20.00%
                          --------  ----------    -------  -----------
                          $      0                $32,000
                          ========                =======

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


Note 5 - Investments (continued)

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

     During the year ended December 31, 2002, the Company realized earnings from its investment in DataNet of $7,726. The Company sold its investment in DataNet on July 31, 2002 for $50,000, resulting in a gain on sale of investment of $10,274. The Company contributed $5,250 to Eastern Envelopes & Graphics, LLC, and realized a loss from its investment of $5,250 during the year. For financial statement purposes, the Company's investment in Eastern has been adjusted to a carrying amount of $0 as of December 31, 2002.


Note 6 - Mortgage Notes Payable

     Mortgage notes payable at December 31, 2002 and 2001 consisted of the following:
                                                2002        2001
Mortgage  note  payable  to   First
Union National Bank in monthly installments
of $17,962 including interest  at 7.78%,
due  October 2007, secured by first
mortgage on rental property, assignment
of leases, rents and  security
deposits, substantially
all assets of a subsidiary, and a
limited payment and performance
guaranty of a stockholder                    $2,366,685     $2,396,818

Mortgage  note payable to  Resource
Properties, Inc. ("RPI") in  monthly
installments of $7,964 including
interest at 9.28%, (or 100% of the
subsidiary's net cash  flow,  as
defined in the Agreement, if less),
due October 2022, secured by  second
mortgage  on  rental property and
the common stock of a subsidiary                 865,159       879,965
                                              ----------    ----------
                                              $3,231,844    $3,276,513
                                              ==========    ==========

     RPI was granted an option to purchase the rental property for $1.00 subject to the first and second mortgages in the event of default.

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


     Maturities of mortgage notes payable as of December 31, 2002 are as follows:

             2003                        $     48,506
             2004                              52,676
             2005                              57,207
             2006                              62,131
             2007                           2,242,892
             Thereafter                       768,432
                                            ---------
                                           $3,231,844
                                            =========


Note 7 - Notes Payable

     Notes payable at December 31, 2002 and 2001 consists of the following:

                                                 2002               2001
Note payable to related party with
interest at 12% due December 2004,
unsecured                                   $        0         $ 150,000

Note payable to stockholder/director in
monthly payments of $1,875 (or net
cash flow after all debt service
of  a subsidiary, if less), bears
interest at 12%, due January 2006,
unsecured                                       85,000           100,000

Note payable to stockholder/director in
monthly payments of $500 plus
interest, bears interest at 10.75%,
secured by automobile, due April 2007           25,500                 0

Note payable to stockholder/director,
due on demand, bears interest at 12%,
unsecured                                       25,000                 0

Note payable to stockholder/director
in monthly interest payments of $500
(or net cash flow after all debt service,
if less), bears interest at 12%, due
January 1, 2008                                100,000                 0

Note payable to stockholder/director
in monthly interest payments of $500
(or net cash flow after all debt
service, if less), bears interest at
12%, due January 1, 2008, unsecured            100,000                 0
                                               -------           -------
                                              $335,500          $250,000
                                               =======           =======

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


Note 7 - Notes Payable (continued)

Interest expense paid to stockholders and related parties in 2002 and 2001 was $35,894 and $35,437.


Note 8 - Income Taxes

     The Company's provision for income taxes for the years ended December 31, 2002 and 2001 consists of the following:


                              2002      2001
          Current
            Federal           -0-         -0-
            State             -0-         -0-
          Deferred            -0-         -0-
                            -----       -----
                            $ -0-       $ -0-
                            =====       =====

     The income tax provision for continuing operations varied from the federal statutory tax rate as follows for each year:

                                     2002          2001

          U.S. Statutory Rate      (   15%)       ( 15%)
          State income taxes       (    9%)       (  9%)
          Valuation allowance          24%          24%
                                   -------        ------
                                        0%           0%
                                   =======        ======

Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets at December 31, 2002 and 2001 are as follows:

                                     2002        2001
          Net operating loss
            carryforwards         $235,350   $  203,760
          Valuation allowance     (235,350)    (203,760)
                                 ---------    ---------
                                  $  -0-     $     -0-
                                 =========    =========

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


Note 8 - Income Taxes (continued)

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2002, the Company has approximately $980,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2021 for federal purposes and 2008 for state purposes.

Note 9 - Stockholder's Equity

     On May 30, 2001, the authorized shares of the common stock of the Company increased from 3,000,000 to 5,000,000.

Stock-Based Compensation

     The company adopted a Stock Option and Stock Issuance Plan on May 30, 2001, which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. Options are generally exercisable at the fair market value on the date of grant over a five year period expiring through 2007.
The maximum shares of common stock which may be issued under the plan is initially 500,000 shares, with annual increases equal to ten percent of the common shares outstanding on January 1 of each year, commencing January 1, 2002, of which 248,500 shares of common stock are available for future issuances under the plan at December 31, 2002.

During the years ended December 31, 2002 and 2001, 250,000 shares were granted in each year to two officers of the Company with an exercise price of $.35 and $.30 per share, respectively, representing at least 110% of the fair market values on the date of grant.

     A summary of stock option activity for the year ended December 31, 2002 and 2001 is presented below:


                                                            Exercise Price
                                                 Shares          Per Share

     Options outstanding at January 1, 2001      -0-
     Options granted in 2001                      250,000    $  .30
                                                  -------
     Options outstanding and exercisable at
       December 31, 2001                          250,000

     Options granted in 2002                      250,000    $  .35
                                                  -------
     Options outstanding and exercisable at
       December 31, 2002                          500,000
                                                  =======

                 GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001


Note 9 - Stockholder's Equity (continued)

Stock-Based Compensation (continued)

On January 21, 2003, the options referred to in the preceding paragraph were amended to reflect an exercise price of $.10 per share. Both immediately before and immediately after, the highest traded price of the shares was $.06 per share.


Note 10 - Other Expense

     During the year ended December 31, 2001, the Company was notified by the township that the township had under billed for sewer taxes in prior years, and assessed a one-time sewer tax of $64,984, which is payable at $16,246 per year for four years through 2005. The assessment is reflected as other expense in the accompanying statement of operations for the year ended December 31, 2001. As of December 31, 2002 and 2001, $48,737 and $64,984 are
included in accrued expenses.


Note 11 - Related Party Transactions

Management and Other Fees

     A company, which is owned by a stockholder/officer/director, provides certain management and administrative services to the Company. Management and other fees for the years ended December 31, 2002 and 2001 were $76,750 and $74,500, of which $4,750 and $5,000 represent stock issuance costs in 2002 and 2001, incurred in connection with the preparation and filing of the Company's private offering memorandums.

Legal Fees

A law firm, which is owned by a stockholder/officer/director provides legal and administrative services to the Company. Legal fees for the years ended December 31, 2002 and 2001 were $4,750 and $22,500, of which $4,750 and
$5,000 represent stock issuance costs in 2002 and 2001 incurred in connection with the preparation and filing of the Company's private offering memorandums.

Leases

     The Company leases its office space from a company that is owned by a stockholder/officer/director. Monthly rental payments are $800 per month. Rent expense for the years ended December 31, 2002 and 2001 was $9,600.

 Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
-----------------------------------------------------------

None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to our executive officers, key personnel, directors and nominees to become directors:

                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          50               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      60               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 50 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate. He left the firm in 1982 to form a consulting company and to invest in real estate. He is experienced in tax and financial planning, particularly to businesses, related to complex transactions including mergers, acquisitions and securities offerings. He is currently engaged in real estate investments and apartment management as principal and President of H. James Santoro, Inc. as well as the Company.
He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson. Mr. Robinson, who is 60 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation.

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

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                                       Long-
Name and                                               Annual       Restricted        Shares       Term      All other
Principle                                              Compen-        Stock           Underlying  Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)        Options    Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Harry J.       2002       0             0             $76,750(1)        0              125,000     0           0
Santoro,       2001       0             0             $74,500(1)        0              125,000     0           0
President,     2000       0             0             $62,600(1)        0                    0     0           0
Treasurer


Stephen M.     2002       0             0             $ 4,750(2)         0             125,000     0           0
Robinson,      2001       0             0             $22,500(2)         0             125,000     0           0
Vice Pres.,    2000       0             0             $12,500(2)         0                   0     0           0
Secretary


-----------------
(1) Includes fees payable to H. James Santoro, Inc. for management and for administrative services rendered.

(2)  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.

Option Grants in Last Fiscal Year
---------------------------------

     The   following  table  sets  forth  information  concerning options
granted  to  the  executives  named  in   the   Summary Compensation  Table
above during the year  ended  December  31, 2002.

                                  Individual Grants
                                  ------------------
               Number of      % of Total
               Securities     Options        Exercise                    Grant Date
               Underlying     Granted to     or Base                   Fair Value ($)(2)
               Options        Employees in   Price     Expiration   -------------------
Name           Granted (1)    Fiscal Year    ($/sh)(3) Date         Per Share   Total $
-----          ------------   -------------  --------- -----------  ---------   --------
Stephen M.
Robinson       125,000         50%           $.35      03/21/2007    $.0228     $2,850

Harry J.
Santoro        125,000         50%           $.35      03/21/2007   $.0228      $2,850
               -------       -----                                              -------
Total          250,000       100%                                               $5,700


(1) The options are fully exercisable without restriction
(2) The Company uses the Black-Scholes option pricing method to calculate the fair value of stock options as of the date of the grant.
(3) On January 21, 2003, the options referred to in the above table were amended to reflect an exercise price of $.10 per share. Both immediately before and immediately after the change, the highest traded price of the shares was $.06 per share.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values
--------------------------------------------------------------------------

     The following table sets forth information concerning option exercises during the last fiscal year and outstanding options held as of December 30, 2002 by the executive named in the Summary Compensation Table above.

                                   Number of Securities     Value of Unexercised
                                       Underlying           In-the-Money
                                   Unexercised Options at      Options at
                                     Fiscal Year End (#)    Fiscal Year end (2)
               Shares              ----------------------   --------------------
               Acquired on       Value         Exercisable/    Exercisable/
Name           Exercise (#)    Realized (1)   Unexercisable   Unexercisable
-----          ------------    ------------   --------------  -------------
Stephen M.
Robinson          0              0             250,000/  0         $0  / $0

Harry J.
Santoro           0              0             250,000/  0         $0  / $0

(1) Value realized is determined by subtracting the exercise price from the fair market value on the date of exercise.

(2) Value of unexercised options is determined by subtracting the exercise price from the fair market value at December 31, 2002.

Employment and Consulting Agreements
-------------------------------------

There are no employment agreements with the officers of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all our executive officers, directors and nominees to become directors as a group.

                        #  Shares of
Name and Address of     Common Stock          % Outstanding
Beneficial Owner        Beneficially            Common Stock
                          Owned <F1>        Beneficially Owned <F4>
------------------      ---------------     -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          885,893<F2>               31.36%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        866,164<F3>               30.66%

All Directors and
Officers as a
group (2 persons)          1,752,057                   56.98%

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

<F2>
  Includes 341,500 shares held by Theodora T. Robinson, spouse of Stephen M. Robinson. Also includes options to purchase 250,000 shares of common stock.

<F3>
  Includes 75,000 shares held by Donna M. Santoro, spouse of Harry J. Santoro. Also includes options to purchase 250,000 shares of common stock.

<F4>
  Assumes the exercise of all stock options held by the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex, plus reimbursement of certain expenses. Such agreement, as modified, is currently in effect, and may be terminated when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. also provides management and administrative services to us. H. James Santoro, Inc. received in 2002 and 2001, respectively, $76,250 and $74,500, for such services. Mr. Santoro owns 100% of H. James Santoro, Inc.

Stephen M. Robinson, P.A. renders legal services to us. Stephen M. Robinson, P.A. is owned by Stephen M. Robinson. Stephen M. Robinson, P.A. received in 2002 and 2001, respectively, $4,750 and $22,500 for such services.

We currently maintain our principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $800. The building is owned by Harry J. Santoro, our President; however, we believe the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

In June 2001, Harry J. Santoro purchased 150,000 shares of restricted common stock of the Company at a purchase price of $37,500 in cash, $.25 per share.

In June 2001, Theodora T. Robinson, spouse of Stephen M. Robinson, purchased 150,000 shares of restricted common stock of the Company at a purchase price of $37,500 in cash, $.25 per share.

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

ITEM 14    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer/principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GAVELLA CORP.
                                            (Registrant)

Date: March 3, 2003

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

Date: March 3, 2003

                                            /S/  Harry J. Santoro
                                       -------------------------------------
                                            Harry J. Santoro, Director

                                            /S/  Stephen M. Robinson
                                       -------------------------------------
                                            Stephen M. Robinson,  Director

                         CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GAVELLA CORP. (the "Company") on Form 10KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Harry J. Santoro

Harry J. Santoro

Chief Executive Officer
March 3, 2003

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GAVELLA CORP. (the "Company") on Form 10KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harry J. Santoro

Harry J. Santoro

Chief Financial Officer
March 3, 2003

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Harry J. Santoro, the Chief Executive Officer of GAVELLA CORP., certify that:

1. I have reviewed this annual report on Form 10-KSB of GAVELLA CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003               /s/ Harry J. Santoro
                                   -----------------------------
                                   Harry J. Santoro, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Harry J. Santoro, the Chief Financial Officer of GAVELLA CORP., certify that:

1. I have reviewed this annual report on Form 10-KSB of GAVELLA CORP.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being\ prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003                /s/ Harry J. Santoro
                                    -----------------------------
                                    Harry J. Santoro, Chief Financial Officer