Form 10QSB
period 2003-03-31
GAVELLA CORP
filed 2003-05-14
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The Company had 2,575,000 shares of common stock, par value $.001 per share, outstanding as of May 10, 2003.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2003 AND DECEMBER 31, 2002....................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002..........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS
                ENDED MARCH 31, 2003 ...................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................9

PART II.  OTHER INFORMATION.............................................13

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............13

      SIGNATURES........................................................14

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2003 AND DECEMBER 31, 2002
                               (Unaudited)

                                  ASSETS
                                                 March 31,       December 31,
                                           	    2003            2002
                                               -----------        -----------
Rental property, net                           $ 3,060,010        $ 3,084,321
Cash                                                89,601             88,849
Cash held in escrow                                 43,316             44,493
Accounts receivable, net of
  allowance for doubtful accounts
  of $8,100 and $4,000                              44,805             30,791
Prepaid expenses                                    68,841             63,405
Deferred financing costs, net                       38,811             40,970
Notes receivable                                    50,000                -0-
Investments, at cost                                30,000                -0-
                                               -----------        -----------
    Total Assets                               $ 3,425,384        $ 3,352,829
                                               ===========        ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities
  Mortgage notes payable                        $3,220,090        $ 3,231,844
  Notes payable - related party                    374,000            335,500
  Accrued interest                                  25,035             22,035
  Accounts payable                                  57,083             18,951
  Accrued expenses                                  76,932             68,637
  Security deposits payable                         81,287             74,597
  Deferred revenue                                  26,875                -0-
  Other liabilities                                  4,261             10,127
                                               -----------        -----------
     Total Liabilities                           3,865,563          3,761,691
                                               -----------        -----------

Minority interest                                      -                   -
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  5,000,000 shares authorized,
  2,575,000 shares issued
  and outstanding                                    2,575              2,575
 Additional paid in capital                        414,675            364,675
 Accumulated deficit                           (   857,429)        (  776,112)
                                               -----------        -----------
     Total stockholders' deficit               (   440,179)        (  408,862)
                                               -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                       $3,425,384        $ 3,352,829
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                               (Unaudited)

                                          		 2003            2002
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 212,872      $   220,820
  Other revenue                                        3,125              -0-
                                                 -----------      -----------
    Total revenues                                   215,997          220,820

Operating expenses
  Administrative expenses                             69,975           48,601
  Utilities expense                                   47,130           41,725
  Operating and maintenance                           32,194           21,481
  Taxes and insurance                                 38,498           37,736
  Depreciation and amortization                       34,447           30,690
                                                 -----------      -----------
     Total operating expenses                        222,244          180,233
                                                 -----------      -----------

Operating (loss) income                          (     6,247)          40,587
                                                 -----------      -----------
Other income (expense)
  Interest income                                        138              220
  Interest expense                              (     75,208)   (      75,453)
  Equity in earnings (loss) of
   investments, net                                      -0-    (         936)
                                                 -----------      -----------
      Total other income (expense)              (     75,070)   (      76,169)
                                                 -----------      -----------
Net loss                                        ( $   81,317)   (   $  35,582)
                                                 ===========      ===========



Basic net loss per share                        ($      .03)     ($      .01)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            2,575,000        2,485,000
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)


                                   Common Stock      Additional                   Total
                                     Issued            Paid-in    Accumulated  Stockholders'
                                Shares     Amount      Capital      Deficit      Deficit

Balance, January 1, 2003       2,575,000   2,575   $ 364,675    $(776,112)        $(408,862)

Increase in additional
  paid-in capital                                     50,000                         50,000

Net Loss                                                         ( 81,317)         ( 81,317)
                               ---------  -------  ---------    ----------    -------------
Balance, March 31, 2003        2,575,000  $ 2,575  $ 414,675     $(857,429)       $(440,179)
                               =========  =======  =========    ==========    =============


                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                               (Unaudited)

                                          		 2003            2002
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   81,317)      ($ 35,582)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                     34,447          30,690
    Bad debt provision                                 4,100           4,468
    Equity in loss of investments, net                   -0-             936
    (Increase) decrease in:
      Accounts receivable                         (   18,114)      (   4,672)
      Prepaid expenses                            (    5,436)         25,673
      Cash held in escrow                              1,177       (  18,963)
     Increase (decrease) in:
      Accounts payable                                13,132             210
      Accrued interest                                 3,000             -0-
      Accrued expenses                                 8,295             304
      Deferred revenue                            (    3,125)            -0-
      Other liabilities                           (    5,866)      (  23,916)
      Security deposits payable                        6,690             365
                                                 -----------     -----------
Net cash used in operating activities             (   43,017)      (  20,487)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (      7,977)     (    6,836)
  Loans made                                    (     25,000)            -0-
  Purchases of investments                               -0-      (    3,250)
                                                 -----------     -----------
Net cash used in investing activities           (     32,977)     (   10,086)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     11,754)    (    10,825)
  Proceeds from notes payable                         40,000     (    10,000)
  Payments on notes payable                     (      1,500)         40,000
  Issuance of common stock                               -0-          25,000
  Increase in additional paid-in capital              50,000             -0-
                                                 -----------     -----------
Net cash provided by financing activities             76,746          44,175
                                                 -----------     -----------
Increase in cash                                         752          13,602

Cash, beginning                                       88,849          87,997
                                                 -----------     -----------
Cash, ending                                      $   89,601       $ 101,599
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                        		2003           2002

 Cash paid for interest                      $ 72,208       $ 75,453
                                      	    ========       ========

 Non-cash investing and financing activities:

    Purchase of property and equipment      $  7,977        $ 36,836

    Debt incurred                               0-         (  30,000)
                                            --------       ---------
    Cash paid for purchases of property
      and equipment                        $  7,977       $    6,836
                                           ========        =========





During the quarter ended March 31, 2003, the Company entered into a consulting agreement with Apta Holdings, Inc., whereby the Company will render certain consulting services over a two year period. In exchange for these services, the Company received 500,000 shares of common stock in the entity valued at $25,000, or $.05 per share. For the quarter ended March 31, 2003, the Company recorded $3,125 in consulting revenue and $21,875 of deferred revenue.


During the quarter ended March 31, 2003, the Company loaned $50,000 to InteliSys Aviation Systems, Inc., a wholly owned subsidiary of Apta Holdings, Inc., in the form of $25,000 cash and assumption of $25,000 accounts payable to a related party. In consideration for making the loan, the Company received 100,000 shares of common stock of the entity valued at $5,000, or $.05 per share. The $5,000 has been recorded as deferred revenue and will be amortized over the two year term of the note.

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

(UNAUDITED)
Note 1 - Organization

              Gavella Corp. was incorporated on June 21, 2000 in the state of Delaware as a wholly owned subsidiary of Apta Holdings, Inc. ("APTA"). On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. Spring Village Holdings, Inc. owns a 31% controlling interest in SVG Properties, L.P., a New Jersey limited partnership. The Partnership owns a 124 unit apartment complex. On December 27, 2000, each shareholder of APTA received one share of Gavella for each share of APTA owned by the shareholders of record as of December 1, 2000.

Note 2   Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2002 and 2001, which were audited and appear in the Form 10-KSB previously filed by the Company.

Note 3   Unaudited Financial Statements

     The consolidated balance sheet as of March 31, 2003 and the related consolidated statements of operations and deficit, and cash flows for the three months ended March 31, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4   Stockholders' Equity

     During the quarter ended March 31, 2003, Spring Villages Holdings, Inc. sold a 49% limited partnership interest in SVG Properties, LP to an officer/stockholder/director of the Company for $50,000. The Company recorded the $50,000 gain on sale of investment as additional paid-in capital.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 2002.

General
--------

Gavella Corp. ("we", "our", "Gavella" or the "Company") is a real estate holding company. We have one wholly owned subsidiary, Spring Village Holdings, Inc. Spring Village Holdings, Inc. owns a 31% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the
"Partnership"). The Partnership owns a 124 unit apartment complex. The chart below depicts our corporate structure:

                         ------------------
                        |   Gavella Corp.  |
                         ------------------
                                100%
                                 |
                    -----------------------------
                   | Spring Village Holdings, Inc.|
                    -----------------------------
                                 |
                                 |
                                 31%
                       ----------------------
                      | SVG Properties, L.P. |
                       ----------------------

The following discussion of our business includes the business of Spring Village Holdings, Inc.

We are currently engaged in two lines of business; owning and operating income producing real estate, and making investments in other companies.

On December 31, 1995, Spring Village Holdings, Inc., our wholly owned subsidiary, acquired a 4.5% general partnership interest and a 75.5% limited partnership interest (80% total) in SVG Properties, L.P. which owns the Spring Village Apartments complex in Sharon Hill, Pennsylvania from Harry J. Santoro and companies affiliated with Mr. Santoro, our President, for $50,000.

On March 24, 2003, we offered for sale to the limited partners of SVG Properties, L.P., a 49% limited partnership interest. The 49% interest was acquired by Harry J. Santoro, our President, for $50,000. Mr. Santoro also loaned us $15,000, and recast the terms of an $85,000 loan previously advanced by him. The proceeds of the sale and the loan were reinvested into our apartment complex. After the sale, we retained a 31% interest in SVG Properties, L.P., consisting of a 4.5% general partnership interest plus a 26.5% limited partnership interest.

The consolidated financial statements include the accounts of Gavella Corp. and our wholly owned subsidiary, Spring Village Holdings, Inc. Spring Village Holdings, Inc. is the sole general partner of SVG Properties, L.P. and completely controls the partnership. Accordingly, the accounts of Spring Village Holdings, Inc. include its 31% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments). All significant intercompany transactions and accounts have been eliminated.

For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in our consolidated financial statements. The outside investors' limited partnership interests have been reflected as minority interests.

We have had a history of losses and as of March 31, 2003 reported an accumulated deficit of $857,429. We did not generate a positive cash flow from operations in the last two fiscal years, due to unanticipated rising costs and one time charges. In 2001 and 2002, we had a negative cash flow from operations of $111,168 and $35,166, respectively. We anticipate a $30,000 negative cash flow from operations in the fiscal year 2003. We estimate that we will need approximately $90,000 to fund anticipated capital improvements and scheduled mortgage principal payments due in 2003. On March 26, 2003, we began to offer for sale 1,500,000 shares of our common stock at $.10 per share, pursuant to the terms of a private offering memorandum. Approximately $90,000 will be invested into SVG Properties, L.P., $50,000 will be used to make investments, and the remainder will be used for general corporate purposes. There can be no assurance that we will be successful in our efforts to generate sufficient cash flow or to raise capital in the future to meet our scheduled debt service or other cash requirements.

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

On March 25, 2003, we invested $50,000 into Apta Holdings, Inc. in the form of a secured promissory note. We received 100,000 shares of Apta's restricted common stock, valued at $5,000, as a fee for making the loan. We also entered into an agreement with Apta whereby we shall provide certain consulting services to Apta over a two-year period to help Apta make the transition to becoming a public company. We received 500,000 shares of Apta's restricted common stock, valued at $25,000, pursuant to this agreement. Apta, through its wholly owned subsidiary, InteliSys Aviation Systems, is a provider of integrated software and hosting services to regional, mid-size airlines and fleet operators. Apta is not yet profitable, and the investment in Apta is highly speculative. The investment in Apta will be carried at cost.

Results of Operations
----------------------

The following discussion is for the three months ended March 31, 2003 and 2002, respectively.

We reported total revenues of $215,997 and $220,820 in 2003 and 2002, respectively, a decrease of $4,823 or 2.1%. Occupancy was approximately 91% and 96%, respectively. A small increase in the average unit rental rate was not enough to offset a significant decrease in occupancy. Other revenue in 2003 consisted of fees for consulting services provided to other companies.

Total operating expenses increased from $180,233 in 2002 to $222,244 in 2003, an increase of $42,011 or 23%.

Administrative expenses increased to $69,975 in 2003 from $48,601 in 2002. The increase in administrative expenses arose from added public company overhead and an increase in bad debts in our real estate business. Utilities increased by $5,405 as a result of a significant increase in gas heating costs and rising water and sewer costs. Operating and maintenance expense increased from $21,481 in 2002 to $32,194 in 2003, primarily due to severe and numerous winter snowstorms which increased our labor and snow removal costs well above historical averages. Taxes and insurance increased by $762, from $37,736 in 2002 to $38,498 in 2003, primarily due to increases in real estate taxes. Depreciation increased by $3,757 to $34,447 in 2003, as a result of recent capital improvements being depreciated. Operating income decreased from $40,587 in 2002 to a loss of $6,247 in 2003, primarily due to the decrease in revenue and the increases in total expenses discussed above. Now that the unusually severe weather is over, we are expecting our operating results to slowly improve over the next few quarters.

Net interest expense decreased by $163 from $75,233 in 2002 to $75,070 in 2003.

Equity in earnings (loss) of investments, net, is summarized below:

                                   Gavella's proportionate share of
                                   net income or (loss) under the
                                   equity method of accounting
       Entity                          2003             2002
       ------                      --------------------------------

DATANET Office Solutions, Inc.           0             2,314
Eastern Envelopes & Graphics LLC         0            (3,250)
                                     -------         -------
Net earnings from
  equity investments (loss)              0            (  936)

Net loss increased from ($35,582) in 2002 to ($75,070) in 2003. Basic net loss per share increased from ($.01) in 2002 to ($.03) in 2003.

We are taxed as a C-corporation for federal and state income tax purposes. As such, we will pay taxes on our net income as defined by the Internal Revenue Code. None of our tax attributes flow through to our shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At March 31, 2002, we had a $123,416 deficit in working capital, including cash held in escrow for anticipated future expenses. We need additional financing to expand our business, to carry out our business plan and to reduce debt.

On January 1, 2003, we had $88,849 in cash, exclusive of $44,493 in cash held in escrow accounts.

During the three months ended March 31, 2003, we received proceeds of $50,000 from the sale of investments during the period. We received $40,000 from notes payable. Operations used $43,017. We used $7,977 to purchase property and equipment, and reduced mortgage debt by $11,754, and other notes payable by $1,500. We made an investment in another company in the form of a loan for
$25,000.   The net increase in cash for the period was $752.  We had $89,601 in cash on March 31, 2003, exclusive of $43,316 in cash held in escrow accounts.

We project negative cash flow from operations in the fiscal year 2003. We believe we have sufficient cash on hand to fund our operations for the next twelve months. However, there can be no assurance that we will be successful in our efforts to generate sufficient cash flow to meet our scheduled debt service or other cash requirements.

On March 26, 2003, we commenced a private offering of 1,500,000 shares of our common stock at $.10 per share, and expect to raise $150,000 in cash prior to June 30, 2003. The proceeds of this offering will be used to fund our operations and make investments in other companies.

Our balance sheet is highly leveraged. We plan to reduce this leverage through future equity offerings as well as by funds generated from operations. We believe we can support operations and planned capital expenditures for at least twelve months. Thereafter, our continued success will be dependant upon our ability to maintain occupancy at 93% or above and to keep operating costs under control.

In the event that our plans change or our assumptions change or prove to be inaccurate, we may be required to seek additional financing sooner than currently anticipated. We have not identified any potential sources of debt or equity financing and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms. We are currently exploring the possibility of refinancing our debt.

Forward Looking Statements
---------------------------

We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us herein are made based on our management's expectations and beliefs concerning future events impacting our business and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements.
We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed in or implied by forward-looking statements made by us or on our behalf: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties we own; (d) uninsurable risks; (e) unexpected losses, and (f) general economic conditions.



ITEM 3    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer/principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

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

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     Gavella has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA. As of May 10, 2003, the Company's common stock has been thinly traded at a price range between $.06 and $.20 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GAVELLA CORP.


Dated: May 14, 2003         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer





                         CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GAVELLA CORP. (the "Company") on Form 10QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Harry J. Santoro

Harry J. Santoro

Chief Executive Officer and
Chief Financial Officer
May 14, 2003

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Harry J. Santoro, the Chief Executive Officer and Chief Financial Officer of GAVELLA CORP., certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of GAVELLA CORP.;

2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and

  c) presented in this Quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                 /s/ Harry J. Santoro
                                   -----------------------------
                                   Harry J. Santoro, Chief Executive Officer
                                   and Chief Financial Officer