Form 10QSB
period 2003-06-03
GAVELLA CORP
filed 2003-08-13
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The Company had 4,125,000 shares of common stock, par value $.001 per share, outstanding as of July 15, 2003.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 2003 AND DECEMBER 31, 2002..................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002..........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002..........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS
                ENDED JUNE 30, 2003 .................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION ...............................9

      ITEM 3.   CONTROLS AND PROCEDURES .............................14

PART II.  OTHER INFORMATION..........................................15

          ITEM 1    LEGAL PROCEEDINGS ...............................15

          ITEM 2    CHANGES IN SECURITIES ...........................15

          ITEM 3    DEFAULTS ON SENIOR SECURITIES ...................15


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS ................................15

          ITEM 5    OTHER INFORMATION ...............................15

          ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K ................15

      SIGNATURES.....................................................16

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2003 AND DECEMBER 31, 2002
                               (Unaudited)

                                  ASSETS
                                                  June 30,       December 31,
                                           2003            2002
                                               -----------        -----------
Rental property, net                           $ 3,105,726        $ 3,084,321
Cash                                                94,215             88,849
Cash held in escrow                                 89,353             44,493
Accounts receivable, net of
  allowance for doubtful accounts
  of $2,000 and $4,000                               8,858             30,791
Prepaid expenses                                    50,094             63,405
Deferred financing costs, net                       36,651             40,970
Notes receivable                                   188,719                -0-
Interest receivable                                  2,720                -0-
Investments, at cost                                22,000                -0-
                                               -----------        -----------
    Total Assets                               $ 3,598,336        $ 3,352,829
                                               ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Mortgage notes payable                       $ 3,208,091        $ 3,231,844
  Notes payable - related party                    453,500            335,500
  Accrued interest                                  28,035             22,035
  Accounts payable                                  42,069             18,951
  Accrued expenses                                  64,881             68,637
  Security deposits payable                         88,377             74,597
  Deferred revenue                                  18,750                -0-
  Other liabilities                                  8,944             10,127
                                               -----------        -----------
     Total Liabilities                           3,912,647          3,761,691
                                               -----------        -----------

Minority interest                                      -                   -
                                               -----------        -----------
Stockholders' Deficit
 Common stock, $.001 par value,
  5,000,000 shares authorized,
  4,125,000 and 2,575,000 shares issued
  and outstanding in 2003 and 2002,
   respectively                                      4,125              2,575
 Additional paid in capital                        567,825            364,675
 Accumulated deficit                           (   866,561)        ( 776,112)
                                               -----------        -----------
                                               (   294,611)        ( 408,862)
     Less common stock subscriptions           (    19,700)               -0-
                                               -----------        -----------
     Total stockholders' deficit               (   314,311)        ( 408,862)
                                               -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                       $3,598,336        $ 3,352,829
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                               (Unaudited)

                                          	        2003            2002
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 441,084      $   441,605
  Other revenue                                       56,250              -0-
                                                 -----------      -----------
    Total revenues                                   497,334          441,605

Operating expenses
  Administrative expenses                            145,514          104,981
  Utilities expense                                   77,294           66,927
  Operating and maintenance                           69,924           42,261
  Taxes and insurance                                 79,594           74,570
  Depreciation and amortization                       68,893           62,482
                                                 -----------      -----------
     Total operating expenses                        441,219          351,221
                                                 -----------      -----------

Operating income                                      56,115           90,384
                                                 -----------      -----------
Other income (expense)
  Interest income                                      7,944              507
  Interest expense                              (    154,508)   (     151,187)
  Equity in earnings of
   investments, net                                      -0-            2,476
                                                 -----------      -----------
      Total other income (expense)              (    146,564)   (     148,204)
                                                 -----------      -----------
Net loss                                        ( $   90,449)   (   $  57,820)
                                                 ===========      ===========



Basic net loss per share                        ($      .03)     ($      .02)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            2,923,343        2,486,500
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)


                                   Common Stock      Additional                                 Total
                                     Issued            Paid-in    Accumulated     Stock        Stockholders'
                                Shares     Amount      Capital      Deficit     Subscription      Deficit

Balance, January 1, 2003       2,575,000   2,575   $ 364,675    $(776,112)                       $(408,862)

Increase in additional
  paid-in capital                                     50,000                                        50,000

Issuance of common stock,
 net of stock issuance
 costs                         1,550,000   1,550     153,150                                       154,700

Common Stock subscribed                                                           (19,700)        ( 19,700)

Net Loss                                                         ( 90,449)                        ( 90,449)
                               ---------  -------  ---------    ----------     --------------  -------------
Balance, June 30, 2003         4,125,000  $ 4,125  $ 567,825    $(866,561)     $  (19,700)       $(314,311)
                               =========  =======  =========    ==========    =============    =============


                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                               (Unaudited)

                                                       2003            2002
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   90,449)      ($ 57,820)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                      68,893          62,482
    Bad debt provision                            (    2,000)      (   7,068)
    Interest income on note receivable            (    5,000)            -0-
    Loan facilitation fee                         (   50,000)            -0-
    Equity in earnings of investments, net               -0-       (   2,476)
    (Increase) decrease in:
      Accounts receivable                             23,933           2,144
      Prepaid expenses                                21,311          22,784
      Cash held in escrow                         (   44,860)      (   1,190)
      Interest receivable                         (    2,720)            -0-
     Increase (decrease) in:
      Accounts payable                            (   18,101)      (   5,578)
      Accrued interest                                 6,000             -0-
      Accrued expenses                            (    3,756)          1,803
      Deferred revenue                            (    6,250)            -0-
      Other liabilities                           (    1,183)      (  19,324)
      Security deposits payable                       13,780       (     525)
                                                 -----------     -----------
Net cash used in operating activities             (   90,402)      (   4,768)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (     85,979)     (   21,375)
  Loans made                                    (     97,500)            -0-
  Purchases of investments                               -0-      (    5,250)
                                                 -----------     -----------
Net cash used in investing activities           (    183,479)     (   26,625)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     23,753)    (    21,874)
  Proceeds from notes payable                        125,000          40,000
  Payments on notes payable                     (      7,000)    (    11,500)
  Issuance of common stock                           135,000          35,500
  Increase in additional paid-in capital              50,000             -0-
                                                 -----------     -----------
Net cash provided by financing activities            279,247          42,126
                                                 -----------     -----------
Increase in cash                                       5,366          10,733

Cash, beginning                                       88,849          87,997
                                                 -----------     -----------
Cash, ending                                      $   94,215       $  98,370
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                          2003                2002
                                        --------          ---------
 Cash paid for interest                   $148,508        $151,187
                                        ========          ========

Proceeds from issuance of common stock during the six months ended June 30, 2003 and 2003 follows:

    Issuance of common stock                      $155,000         $   45,000
    Common stock subscription                     ( 19,700)               -0-
    Stock issuance costs                          (    300)         (   9,500)
                                                  --------          ---------
    Net proceeds from issuance of common
      stock                                       $135,000         $   35,500
                                                  ========          =========

 Non-cash investing and financing activities:
                                          2003                2002
                                        --------          ---------
    Purchase of property and equipment  $ 85,979         $   51,375

    Debt incurred                           -0-           (  30,000)
                                        --------          ---------
    Cash paid for purchases of property
      and equipment                     $ 85,979         $   21,375
                                        ========          =========

During the six months ended June 30, 2003, the Company entered into the following agreements with Apta Holdings, Inc., ("APTA"), an unrelated entity:

The Company will provide consulting services to Apta over a two year period. In exchange for its services, the Company received 500,000 shares of Apta's common stock valued at $.05 per share, or $25,000. As of June 30, 2003, the Company recognized $6,250 of consulting fee revenue which is included in other revenue.

The Company loaned Apta $50,000 in the form of $25,000 cash and via assumption of $25,000 of Apta's accounts payable to a related party. As consideration for making the loan, the Company received 100,000 shares of Apta's common stock valued at $.05 per share, or $5,000. The $5,000 fee is recorded as interest income.

The Company assumed an additional $16,219 of Apta's accounts payable to a related party in exchange for a promissory note receivable from Apta.

The Company also loaned Apta $72,500 in order to settle certain bank debt of Apta at a discount. For its efforts in favorably settling Apta's debt, the Company received a $50,000 loan facilitation fee in the form of a promissory
note receivable from Apta.   The promissory note is convertible into
1,000,000 shares of Apta's common stock. The $50,000 loan facilitation fee is recorded as other revenue.

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002

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

Note 3   Unaudited Financial Statements

     The consolidated balance sheet as of June 30, 2003 and the related consolidated statements of operations and changes in stockholders' deficit, and cash flows for the six months ended June 30, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4   Stockholders' Equity

     During the six months ended June 30, 2003, Spring Villages Holdings, Inc. sold a 49% limited partnership interest in SVG Properties, LP to an officer/stockholder/director of the Company for $50,000. The Company recorded the $50,000 gain on sale of investment as additional paid-in capital. The officer/stockholder/director also loaned the Company $15,000 and recast the terms of an $85,000 loan previously advanced by him.


Note 5 - Reclassification

      Certain items in the June 30, 2002 financial information were reclassified to conform with the June 30, 2003 financial classification.

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

We are currently engaged in two lines of business; owning and operating income producing real estate, and making investments in and providing consulting services to other companies.

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

We have had a history of losses and as of June 30, 2003 reported an accumulated deficit of $866,561. We did not generate a positive cash flow from operations in the last two fiscal years, due to unanticipated rising costs and one time charges. In 2001 and 2002, we had a negative cash flow from operations of $111,168 and $35,166, respectively. We anticipate a $30,000 negative cash flow from operations in the fiscal year 2003. We estimate that we will need approximately $150,000 to fund anticipated capital improvements and scheduled mortgage principal payments due in 2003. On March 26, 2003, we began to offer for sale 1,500,000 shares of our common stock at $.10 per share, pursuant to the terms of a private offering memorandum. Approximately $90,000 will be invested into SVG Properties, L.P., $50,000 will be used to make investments, and the remainder will be used for general corporate purposes. The offering was completed in July and the entire $150,000 was raised. There can be no assurance that we will be successful in our efforts to generate sufficient cash flow or to raise capital in the future to meet our scheduled debt service or other cash requirements.

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

On March 25, 2003, we invested $50,000 into Apta Holdings, Inc. in the form of a secured promissory note. We received 100,000 shares of Apta's restricted common stock, valued at $5,000, as a fee for making the loan. Apta's stock is quoted on the NASD OTC Bulletin Board under the symbol "APTA". We also entered into an agreement with Apta whereby we shall provide certain consulting services to Apta over a two-year period to help Apta make the transition to becoming a public company. We received 500,000 shares of Apta's restricted common stock, valued at $25,000, pursuant to this agreement. During the second quarter, we invested an additional $88,719 in the form of secured promissory notes. Of the proceeds, $72,500 was used by Apta to settle certain bank debt. For our efforts in assisting Apta in settling the bank debt, we received a loan facilitation fee in the form of a $50,000 convertible promissory note. The note is convertible into 1,000,000 shares of Apta restricted common stock. Apta, through its wholly owned subsidiary, InteliSys Aviation Systems, is a provider of integrated software and hosting services to regional, mid-size airlines and fleet operators.
Apta is not yet profitable, and the investment in Apta is highly speculative. The investment in Apta will be carried at cost.

Results of Operations
----------------------

The following discussion is for the six months ended June 30, 2003 and 2002, respectively.

We reported total revenues of $497,334 and $441,605 in 2003 and 2002, respectively, an increase of $55,279 or 12.6%. Our real estate revenues declined slightly to $441,084 in 2003. Occupancy was approximately 93% and 96%, respectively. A small increase (approximately 3%) in the average unit rental rate was not enough to offset a significant decrease in occupancy. We had unusually high vacancy in the first quarter of 2003. Certain management and operating policy changes were implemented in the second quarter; as a result, our occupancy improved considerably in the second quarter. By June
our occupancy was 99%, considerably better than our historical averages.   We
expect to be able to maintain occupancy at 95% or higher for the remainder of the year. Other revenue in 2003, which totaled $56,250, consisted of fees for consulting services provided to other companies.

Total operating expenses increased from $351,221 in 2002 to $441,219 in 2003, an increase of $89,998 or 25.6%.

Administrative expenses increased to $145,514 in 2003 from $104,981 in 2002. The increase in administrative expenses arose from added public company overhead and increases in bad debts and advertising expenses in our real estate business. Utilities increased by $10,367 as a result of a significant increase in gas heating costs and rising water and sewer costs. We expect these costs to continue to rise. Operating and maintenance expense increased from $42,261 in 2002 to $69,924 in 2003, primarily due to severe and numerous winter snowstorms which increased our labor and snow removal costs well above historical averages and higher unit turnover. Taxes and insurance increased by $5,024, from $74,570 in 2002 to $79,594 in 2003, primarily due to increases in real estate taxes. Depreciation increased by $6,411 to $68,893 in 2003, as a result of recent capital improvements being depreciated.

Operating income decreased from $90,384 in 2002 to $56,115 in 2003, primarily due to the decrease in rental real estate revenue and the increases in total expenses discussed above.

Now that the unusually severe weather is over, we are expecting our operating results to slowly improve over the next few quarters.

Net interest expense decreased by $4,116 from $150,680 in 2002 to $146,564 in 2003. We are exploring the possibility of refinancing our mortgage debt to take advantage of today's lower interest rates.

Equity in earnings (loss) of investments, net, is summarized below:

                                   Gavella's proportionate share of
                                   net income or (loss) under the
                                   equity method of accounting
       Entity                          2003             2002
       ------                      --------------------------------

DATANET Office Solutions, Inc.           0             7,726
Eastern Envelopes & Graphics LLC         0            (5,250)
                                     -------         -------
Net earnings from
  equity investments (loss)              0            (2,476)

Net loss increased from ($57,820) in 2002 to ($90,449) in 2003. Basic net loss per share increased from ($.02) in 2002 to ($.03) in 2003.

We are taxed as a C-corporation for federal and state income tax purposes. As such, we will pay taxes on our net income as defined by the Internal Revenue Code. None of our tax attributes flow through to our shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At June 30, 2003, we had a $119,103 deficit in working capital, including cash held in escrow for anticipated future expenses. We need additional financing to expand our business, to carry out our business plan and to reduce debt.

On January 1, 2003, we had $88,849 in cash, exclusive of $44,493 in cash held in escrow accounts.

During the six months ended June 30, 2003, we received proceeds of $50,000 from the sale of investments during the period. We received $135,000 from the issuance of our common stock. We received $125,000 from notes payable. Operations used $90,402. We used $85,979 to purchase property and equipment, and reduced mortgage debt by $23,753, and other notes payable by $7,000. We made an investment in another company in the form of loans totaling $97,500. The net increase in cash for the period was $5,366. We had $94,215 in cash on June 30, 2003, exclusive of $89,353 in cash held in escrow accounts.

We project negative cash flow from operations in the fiscal year 2003. We believe we have sufficient cash on hand to fund our operations for the next twelve months. However, there can be no assurance that we will be successful in our efforts to generate sufficient cash flow to meet our scheduled debt service or other cash requirements.

On March 26, 2003, we commenced a private offering of 1,500,000 shares of our common stock at $.10 per share, and raised $135,000 in cash prior to June 30, 2003. On May 30, 2003, Harry J. Santoro, our President, Treasurer and a director, acquired 50,000 shares of our common stock for $5,000. He also provided us a loan of $15,000 and recast an $85,000 promissory note. We raised an additional $85,000 by issuing convertible promissory notes. The proceeds of these offerings will be used to fund our operations and make investments in other companies.

We are pursuing options to refinance our mortgage debt. Our goal is to reduce our interest expense which would enhance the results from our operations and increase our operating cash flow.

Our balance sheet is highly leveraged. We plan to reduce this leverage through future equity offerings as well as by funds generated from operations. We believe we can support operations and planned capital expenditures for at least twelve months. Thereafter, our continued success will be dependant upon our ability to maintain occupancy at 95% or above and to keep operating costs under control.

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

ITEM 3    CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2003, the Company's management, with the participation of its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were adequate.

     The Company has implemented a process designed by, or under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management, with the participation of its chief executive officer and chief financial officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES


Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending June 30, 2003 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

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

     We issued 1,500,000 shares of our common stock to fourteen investors for consideration of $150,000, of which $135,300 was paid in cash, and $19,700 was in the form of subscriptions receivable, in reliance upon Rule 506 of Regulation D of the Securities Act.

     We issued 50,000 shares of our common stock to Harry J. Santoro, President, Treasurer and a director, for consideration of $5,000 in cash, in reliance upon Rule 4(2) of the Securities Act.

     We issued $85,000 of convertible promissory notes to three investors for consideration of $85,000 in cash, in reliance upon Rule 506 of Regulation D of the Securities Act.


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     Gavella has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA. As of July 15, 2003, the Company's common stock has been thinly traded at a price range between $.06 and $.16 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


      Exhibit 31.1(a) and (b) Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GAVELLA CORP.


Dated: August 13, 2003      /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer