Form 10QSB
period 2003-09-30
GAVELLA CORP
filed 2003-11-14
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The Company had 4,940,000 shares of common stock, par value $.001 per share, outstanding as of October 31, 2003.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2003 AND DECEMBER 31, 2002..................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2003 .................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................8


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


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS ................................15

          ITEM 5    OTHER INFORMATION ...............................15

          ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K ................15

      SIGNATURES.....................................................16

                      GAVELLA CORP. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                               (Unaudited)

                                  ASSETS
                                              September 30,       December 31,
                                           2003            2002
                                               -----------        -----------
Cash                                           $     3,147        $     8,025
Prepaid expenses                                     7,940              1,750
Notes receivable                                   101,219                -0-
Interest receivable                                  3,747                -0-
Investments, at cost                                33,250                -0-
Property and equipment, net                          3,918              4,866
                                               -----------        -----------
    Total Assets                               $   153,221        $    14,641
                                               ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Notes payable                                $   170,000        $    25,000
  Accounts payable                                     -0-              5,000
  Accrued expenses                                  12,910              6,900
  Deferred revenue                                  24,080                -0-
  Net liabilities of discontinued operations       211,469            386,603
                                               -----------        -----------
     Total Liabilities                             418,459            423,503
                                               -----------        -----------

Minority interest                                      -                   -
                                               -----------        -----------
Stockholders' Deficit
 Common stock, $.001 par value,
  8,000,000 and 5,000,000 shares authorized,
  4,940,000 and 2,575,000 shares issued
  and outstanding in 2003 and 2002,
   respectively                                      4,940              2,575
 Additional paid in capital                        642,510            364,675
 Accumulated deficit                           (   897,238)        ( 776,112)
                                               -----------        -----------
                                               (   249,788)        ( 408,862)
     Less common stock subscriptions           (    15,450)               -0-
                                               -----------        -----------
     Total stockholders' deficit               (   265,238)        ( 408,862)
                                               -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                       $  153,221        $    14,641
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                               (Unaudited)

                                           2003            2002
                                                 -----------      -----------
Revenues
  Other revenue                                  $    67,875      $       -0-
                                                 -----------      -----------
    Total revenues                                    67,875              -0-

Operating expenses
  Administrative expenses                             94,673           44,782
  Taxes and insurance                                  1,563              979
  Depreciation and amortization                        1,208              591
                                                 -----------      -----------
     Total operating expenses                         97,444           46,352
                                                 -----------      -----------

Operating loss                                       (29,569)         (46,352)
                                                 -----------      -----------
Other income (expense)
  Interest income                                     13,482              -0-
  Interest expense                                   (24,173)         (   250)
  Capital Gain                                        23,750           10,274
  Equity in earnings of
   investments, net                                      -0-            2,476
                                                 -----------      -----------
      Total other income                              13,059           12,500
                                                 -----------      -----------
Net loss before loss from discontinued
  operations                                      (   16,510)       (  33,852)

Net loss from discontinued operations             (  104,616)       (  35,513)
                                                 -----------      -----------

Net loss                                          ($ 121,126)       ($ 69,365)
                                                 ===========      ===========


Basic net loss per share
  Loss before discontinued operations           ($      .00)     ($      .01)
  Loss from discontinued operations             ($      .03)     ($      .02)
                                                 -----------      -----------

Basic net loss per share                        ($      .03)     ($      .03)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            3,516,593        2,516,000
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)


                                   Common Stock      Additional                                 Total
                                     Issued            Paid-in    Accumulated     Stock        Stockholders'
                                Shares     Amount      Capital      Deficit     Subscription      Deficit

Balance, January 1, 2003       2,575,000   2,575   $ 364,675    $(776,112)                       $(408,862)

Increase in additional
  paid-in capital                                     50,000                                        50,000

Issuance of common stock,
 net of stock issuance
 costs of $300                 2,365,000   2,365     227,835                                       230,200

Common Stock subscribed                                                           (15,450)        ( 15,450)

Net Loss                                                         (121,126)                        (121,126)
                               ---------  -------  ---------    ----------     --------------  -------------
Balance, September 30, 2003    4,940,000  $ 4,940  $ 642,510    $(897,238)     $  (15,450)       $(265,238)
                               =========  =======  =========    ==========    =============    =============


                       GAVELLA CORP. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                               (Unaudited)

                                         	      2003           2002
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($  121,126)      ($ 69,365)
  Net loss from discontinued operations              104,616          35,513
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                       1,208             591
    Interest income on note receivable            (    9,500)            -0-
    Loan facilitation fee                         (   50,000)            -0-
    Stock based compensation expense                   7,500             -0-
    Equity in earnings of investments, net               -0-       (   2,476)
    Gain on sale of investments                          -0-       (  10,274)
    (Increase) decrease in:
      Interest receivable                         (    3,747)            -0-
     Increase (decrease) in:
      Accounts payable                            (    5,000)            -0-
      Accrued expenses                            (    4,400)          1,490
      Deferred revenue                            (   17,875)            -0-
                                                 -----------     -----------
Net cash used in continuing operations            (   98,324)      (  44,521)
Net cash provided by (used in)
   discontinued operations                        (   55,844)          6,016
                                                 -----------     -----------
Net cash used in operating activities             (  154,168)      (  38,505)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (        260)            -0-
  Purchases of property and equipment -
    discontinued operations                     (    149,544)     (   36,362)
  Loans made                                    (    173,854)            -0-
  Collection of loans                                100,000             -0-
  Proceeds from sale of investments                      -0-          50,000
  Purchases of investments                               -0-      (    5,250)
                                                 -----------     -----------
Net cash provided by (used in)
   investing activities                        (    223,658)          8,388
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable -
    discontinued operations                     (     36,002)    (    33,154)
  Proceeds from notes payable                        387,700          40,000
  Payments on notes payable                     (    150,000)    (    13,000)
  Payments on notes payable - discontinued
     operations                                 (     38,500)            -0-
  Issuance of common stock                           159,750          35,500
  Increase in additional paid-in capital              50,000             -0-
                                                 -----------     -----------
Net cash provided by financing activities            372,948          29,346
                                                 -----------     -----------
Decrease in cash                                (      4,878)    (       771)

Cash, beginning                                        8,025           4,400
                                                 -----------     -----------
Cash, ending                                      $    3,147       $   3,629
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                          2003           2002
                                        --------       ---------
 Cash paid for interest                 $272,154       $226,647
                                        ========       ========

 Proceeds from issuance of common stock during the nine months ended September 30, 2003 and 2003 follows:

    Issuance of common stock                    $230,500         $   45,000
    Common stock subscription                   ( 15,450)               -0-
    Stock issuance costs                        (    300)         (  9,500)
    Stock issued for services                   (  7,500)               -0-
    Conversion of notes payable into stock      ( 47,500)               -0-
	                                        --------          ---------
    Net proceeds from issuance of common
      stock                                     $159,750         $   35,500
           	                                ========          =========

 Non-cash investing and financing activities:
	                                          2003              2002
        	                                --------          ---------
    Purchase of property and equipment          $    260         $   66,362
    Debt incurred                                    -0-          (  30,000)
                	                        --------          ---------
    Cash paid for purchases of property
      and equipment                             $    260         $   36,362
                        	                ========          =========

During the nine months ended September 30, 2003, the Company entered into the following agreements with InteliSys Aviation Systems, Inc. ("InteliSys"), formerly known as Apta Holdings, Inc., an unrelated entity:

The Company will provide consulting services to InteliSys over a two year period. In exchange for its services, the Company received 500,000 shares of InteliSys' common stock valued at $.05 per share, or $25,000. As of September 30, 2003, the Company recognized $9,375 of consulting fee revenue which is included in other revenue.

The Company loaned InteliSys $50,000 in the form of $25,000 cash and via assumption of $25,000 of InteliSys' accounts payable to a related party. As consideration for making the loan, the Company received 100,000 shares of InteliSys' common stock valued at $.05 per share, or $5,000. The $5,000 fee is recorded as interest income.

The Company assumed an additional $16,219 of InteliSys' accounts payable to a related party in exchange for a promissory note receivable from InteliSys.

The Company also loaned InteliSys $37,500 in the form of a $16,955 consulting fee for services to be provided over six months and via assumption of $20,545 of accrued expenses of InteliSys. As of September 30, 2003, $8,500 is included in other revenue.

                       GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (continued:


The Company also loaned InteliSys $72,500 in order to settle certain bank debt of InteliSys at a discount. For its efforts in favorably settling InteliSys' debt, the Company received a $50,000 loan facilitation fee in the
form of a promissory note receivable from InteliSys.   The promissory note
was subsequently converted into 1,000,000 shares of InteliSys' common stock. The $50,000 loan facilitation fee is recorded as other revenue.

During the nine months ended September 30, 2003, certain note holders converted notes payable in the amount of $47,500 to 475,000 shares of Gavella common stock. In addition, the same note holders converted notes payable in the amount of $47,500 to 475,000 of InteliSys common stock for $.10 per share. Gavella recognized a gain on transfer of its investment in InteliSys to the note holders of $23,750.

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

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

Note 3   Unaudited Financial Statements

     The consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations and changes in stockholders' deficit, and cash flows for the nine months ended September 30, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4   Stockholders' Equity

     During the nine months ended September 30, 2003, Spring Villages Holdings, Inc. sold a 49% limited partnership interest in SVG Properties, LP to an officer/stockholder/director of the Company for $50,000. The Company recorded the $50,000 gain on sale of investment as additional paid-in capital. The officer/stockholder/director also loaned the Company $15,000 and recast the terms of an $85,000 loan previously advanced by him.

     On August 26, 2003, the authorized shares of common stock of the Company were increased from 5,000,000 shares to 8,000,000 shares.


Note 5 - Reclassification

      Certain items in the September 30, 2002 financial information were reclassified to conform with the September 30, 2003 financial classification.

                          GAVELLA CORP. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

                                 (UNAUDITED)

Note 6 - Discontinued Operations

     On September 30, 2003, Gavella transferred all of the assets and liabilities of its wholly owned subsidiary, Spring Village Holdings, Inc., to Bartram Holdings, Inc., also a wholly owned subsidiary of Gavella formed on September 29, 2003 for the purpose of effectuating the spin-off of Gavella's real estate operations in exchange for 6,500,000 shares of $.001 par value Bartram common stock. The operating results of Bartram Holdings, Inc. and Subsidiary for the nine months ended September 30, 2003 have been treated as discontinued operations, and the 2002 financial statements have been restated to conform with the presentation. No income tax expense or benefits were recognized due to the Company's net operating loss carryforwards. Bartram Holdings, Inc. and its subsidiary recorded revenues of $876,609 and $856,157 for the nine months ended September 30, 2003 and 2002, respectively.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 2002.

General
--------

Gavella Corp. ("we", "our", "Gavella" or the "Company") is in the business of owning and operating income producing real estate and making investments and providing consulting services to other companies. We have one wholly owned subsidiary, Bartram Holdings, Inc. Bartram owns Spring Village Holdings, Inc., which owns a 31% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns a 124 unit apartment complex. The chart below depicts our corporate structure:

                         ------------------
                        |   Gavella Corp.  |
                         ------------------
                            owns 100% of
                                 |
                        ----------------------
                       |Bartram Holdings, Inc.|
                        ----------------------
                            owns 100% of
                                 |
                    -----------------------------
                   | Spring Village Holdings, Inc.|
                    -----------------------------
                            owns 31% of
                                 |
                       ----------------------
                      | SVG Properties, L.P. |
                       ----------------------

In addition to our real estate business, we also make investments in and provide consulting services to other companies.

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

On September 29, 2003 we incorporated Bartram Holdings, Inc. in the state of Delaware to effectuate a spin-off of our real estate business. On September 30, 2003 we transferred all of our assets and liabilities of Spring Village Holdings, Inc. plus a $350,000 promissory note from SVG Properties, L.P. to Bartram in exchange for 6,500,000 shares of $.001 par value Bartram common stock. Our Board of Directors has authorized the distribution of one share of Bartram common stock for each share of Gavella common stock owned by the shareholders of record of Gavella as of a date to be determined by Gavella's Board of Directors. It is anticipated that Gavella will retain approximately 12% of the Bartram shares after the distribution. The distribution is subject to compliance with certain regulatory approvals and NASD rules and regulations. We are in the process of making the filings necessary to comply with such rules and regulations.

Due to the planned spin-off of our real estate business, it has been reflected as a discontinued operation in the attached financial statements.

Going forward, our primary line of business shall be making investments in and providing consulting services to other companies.

We intend to utilize our contacts, business expertise and knowledge of the securities markets to identify and invest in small, established companies with well defined growth plans. We may also assist such companies by utilizing various strategies to maximize their long term value. These strategies may include preparing the company to become a public company, assisting with mergers and acquisitions, and facilitating additional capital raising activities. In order to enhance our shareholder value, we intend to liquidate our interest in such companies over time. There is no assurance that such companies can be identified or once identified, that any investments made in such companies will prove to be profitable.

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

On March 25, 2003, we invested $50,000 into InteliSys Aviation Systems, Inc. (formerly Apta Holdings, Inc.) in the form of a secured promissory note. We received 100,000 shares of InteliSys' restricted common stock, valued at $5,000, as a fee for making the loan. InteliSys' stock is quoted on the NASD OTC Bulletin Board under the symbol "IYSA". We also entered into an agreement with InteliSys whereby we shall provide certain consulting services to InteliSys over a two-year period to help InteliSys make the transition to becoming a public company. We received 500,000 shares of InteliSys' restricted common stock, valued at $25,000, pursuant to this agreement. During the second quarter, we invested an additional $88,719 in the form of secured promissory notes. Of the proceeds, $72,500 was used by InteliSys to settle certain bank debt. For our efforts in assisting InteliSys in settling the bank debt, we received a loan facilitation fee in the form of a $50,000 convertible promissory note. We subsequently converted the note into 1,000,000 shares of restricted common stock. During the quarter ended September 30, 2003, we invested an additional $62,500 in the form of secured promissory notes. We sold 935,000 restricted InteliSys shares in private transactions, recognizing a gain of $23,750. Prior to September 30, 2003, InteliSys repaid $100,000. On September 30, 2003, we owned 665,000 shares of restricted common stock in InteliSys, and hold options to acquire an additional 155,000 shares of restricted common stock for $15,500 ($.10 per share.) InteliSys, through its wholly owned subsidiary, InteliSys Aviation Systems, is a provider of integrated software and hosting services to regional, mid-size airlines and fleet operators. InteliSys is not yet profitable, and the investment in InteliSys is highly speculative. The investment in InteliSys will be carried at cost.

Results of Operations
----------------------

The following discussion is for the nine months ended September 30, 2003 and 2002, respectively.

We reported total revenues of $67,875 and $0 in 2003 and 2002, respectively.

During 2002, our primary business was to own and operate income producing real estate. Our real estate business has been reflected as a discontinued operation. Accordingly, no revenues related to our real estate business have been reported for 2002 or 2003. We had no other revenues in 2002. In 2003, we began providing consulting services to other companies. During 2003, we reported revenues of $67,875. We expect our consulting revenues will increase going forward as we transition out of the real estate business and begin focusing on our consulting business.

Total operating expenses increased from $46,352 in 2002 to $97,444 in 2003, an increase of $51,092.

Going forward, substantially all of our operating expenses will be general and administrative expenses, primarily salaries and professional fees.

Administrative expenses increased from $44,782 to $94,673 in 2003. We expect these costs to increase as we increase our focus on consulting services.

Taxes and insurance increased by $584, from $979 in 2002 to $1,563 in 2003. Depreciation increased by $617 to $1,208 in 2003.

Our operating loss decreased from $46,352 in 2002 to $29,569 in 2003, due to the increase revenue which offset the increases in operating expenses discussed above.

Interest income increased to $13,482 in 2003 from $0 in 2002. A key component of our business plan going forward will be making loans to emerging companies. We expect to receive interest income in the future. Interest expense increased from $250 in 2002 to $24,173 in 2003. We borrowed money during 2003 to make various investments. We expect to use debt as well as equity as a source of capital to make investments in the future. We realized $23,750 and $10,274 in capital gains in 2003 and 2002, respectively. Part of our business is making investments in small established private companies with a plan to liquidate our investment in such companies over time, hopefully at a profit. Accordingly, we expect to realize capital gains as well as capital losses on a regular basis in the future.

Equity in earnings (loss) of investments, net, is summarized below:

                                   Gavella's proportionate share of
                                   net income or (loss) under the
                                   equity method of accounting
       Entity                          2003             2002
       ------                      --------------------------------

DATANET Office Solutions, Inc.           0             7,726
Eastern Envelopes & Graphics LLC         0            (5,250)
                                     -------         -------
Net earnings from
  equity investments                     0             2,476

Our net loss before loss from discontinued operations decreased from $20,352 in 2002 to $16,510 in 2003.

As previously discussed, we are reporting our real estate business as a discontinued operation. Our loss from discontinued operations increased from $82,763 in 2002 to $104,616 in 2003. Our revenues increased slightly but not enough to offset a large increase in operating expenses. As previously discussed, we plan to spin off our real estate operations as soon as regulatory approvals have been obtained, hopefully in the first quarter of 2004.

Net loss increased from ($69,365) in 2002 to ($121,126) in 2003. Basic net loss per share remained unchanged at ($.03) in 2003 and 2002.

We are taxed as a C-corporation for federal and state income tax purposes. As such, we will pay taxes on our net income as defined by the Internal Revenue Code. None of our tax attributes flow through to our shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At September 30, 2003, we had a $56,687 deficit in working capital, including cash held in escrow for anticipated future expenses. We need additional financing to expand our business, to carry out our business plan and to reduce debt.

On January 1, 2003, we had $8,025 in cash.

During the nine months ended September 30, 2003, we received proceeds of $387,700 from notes payable. We received $159,750 from the issuance of our common stock. We received $50,000 from the sale of a partnership interest in

      our real estate business.  Operations used $154,168.  We used $149,804 to purchase property and equipment, we reduced mortgage debt by $36,002, and other notes payable by $188,500. We made an investment in another company in the form of loans totaling $173,854, of which $100,000 has been paid back as
of September 30, 2003.   The net decrease in cash for the period was $4,878.
We had $3,147 in cash on September 30, 2003.


On March 26, 2003, we commenced a private offering of 1,500,000 shares of our common stock at $.10 per share, and raised $135,000 in cash prior to September 30, 2003. During the nine months ending September 30, 2003, Harry
J. Santoro, our President, Treasurer and a director, acquired 255,000 shares of our common stock for $25,500. He also provided us a loan of $15,000 and recast an $85,000 promissory note. We raised an additional $387,700 by issuing promissory notes. We plan to sell an additional 1,060,000 shares of restricted stock in private transaction to raise approximately $100,000 in the fourth quarter. The proceeds of these offerings will be used to fund our operations and make investments in other companies.

On November 7, 2003, we refinanced the debt of SVG Properties, L.P. SVG closed on a new first mortgage loan in the amount of $4,000,000 and used the proceeds to pay off the former first and second mortgage and certain other debts. The new first mortgage bears a fixed interest rate of 4.875% for the first seven years of the loan term, and will be amortized over 30 years but with a balloon payment in year 12. The lender committed to making additional loans in the future up to 75% of the appraised value of the underlying real estate. As previously discussed, our real estate business, which includes our interest in SVG Properties, L.P., has been treated as a discontinued operation due to the planned spin-off of Bartram Holdings, Inc. However, Gavella will benefit as a result of this transaction due to the fact that SVG will repay to Gavella $60,000 in intercompany debt in the fourth quarter, and is expected to pay an additional $50,000 in 2004.

We expect to incur approximately $75,000 in costs in the fourth quarter related to the spin-off of Bartram Holdings, Inc.

After the spin-off, we expect to have sufficient cash on hand to fund our operations for at least twelve months. Thereafter, our continued success will be dependant on the profitability of our investment and consulting business.

In the event that our plans change or our assumptions change or prove to be inaccurate, we may be required to seek additional financing sooner than currently anticipated. We have not identified any potential sources of debt or equity financing other than those discussed herein, and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms.

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

ITEM 3    CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of September 30, 2003, the Company's management, with the participation of its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were adequate.

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


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES


Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending September 30, 2003 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

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

     We issued 535,000 shares of our common stock to four investors for consideration of the cancellation of $47,500 in convertible promissory notes, in reliance upon Rule 506 of Regulation D of the Securities Act.

     We issued 205,000 shares of our common stock to Harry J. Santoro, President, Treasurer and a director, for consideration of $20,500 in cash, in reliance upon Rule 4(2) of the Securities Act.

     We issued 55,000 shares of our common stock to 12 individuals pursuant to our stock option plan, in reliance upon Rule 4(2) of the Securities Act. The shares were issued for services rendered and were valued at $5,500, or $.10 per share.

     We issued 10,000 shares of our common stock to Harry J. Santoro, President, Treasurer, director, pursuant to our stock option plan, in reliance upon Rule 4(2) of the Securities Act. The shares were issued for services rendered and were valued at $1,000, or $.10 per share.

     We issued 10,000 shares of our common stock to Stephen M. Robinson, Vice President, Secretary, director, pursuant to our stock option plan, in reliance upon Rule 4(2) of the Securities Act. The shares were issued for services rendered and were valued at $1,000, or $.10 per share.


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


                            GAVELLA CORP.


Dated: November 14, 2003      /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer

                                        EXHIBIT 31.1 (a)


CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT


I, Harry J. Santoro, the President and Chief Executive Officer of GAVELLA CORP., certify that:


1. I have reviewed this quarterly report on Form 10-QSB of GAVELLA CORP.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s)and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 14, 2003                   /s/ Harry J. Santoro
                              -----------------------------
                              President and Chief Executive Officer

EXHIBIT 31.1 (b)


CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT


I, Harry J. Santoro, the President and Chief Financial Officer of GAVELLA CORP., certify that:


1. I have reviewed this quarterly report on Form 10-QSB of GAVELLA CORP.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s)and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 14, 2003                   /s/ Harry J. Santoro
                              -----------------------------
                              President and Chief Financial Officer

                                                  EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GAVELLA CORP. (the "Company") on Form 10QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ Harry J. Santoro
-------------------
Harry J. Santoro
President, Chief Executive Officer and Chief Financial Officer


November 14, 2003