Form 10KSB
period 2003-12-31
GAVELLA CORP
filed 2004-03-30
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/03.

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

State issuer's revenues for its most recent fiscal year: $997,275

The Company's common stock is quoted on the NASD OTC Bulletin Board under the
symbol "GVLA".   The estimated aggregate market value of the voting and non-
voting stock held by non-affiliates of the registrant as of December 31, 2003 was $297,835. The market value is based upon the bid price of the Common Stock on the NASD OTC Bulletin Board of $.08 per share on March 11, 2004.

The Company had 6,000,000 shares of common stock, par value $.001 per share, outstanding as of March 11, 2004.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  XX
                                                ----     -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
--------

Gavella Corp. ("we", "our", "Gavella" or the "Company") is a holding company. We are currently engaged in two lines of business; owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. We have one wholly owned subsidiary, Bartram Holdings, Inc. ("Bartram"). Bartram owns Spring Village Holdings, Inc. Spring Village Holdings, Inc. owns a 31% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns a 124 unit apartment complex. The chart below depicts our corporate structure:

                         ------------------
                        |   Gavella Corp.  |
                         ------------------
                            owns 100% of
                                 |
                        ----------------------
                       |Bartram Holdings, Inc.|
                        ----------------------
                            owns 100% of
                                 |
                    -----------------------------
                   | Spring Village Holdings, Inc.|
                    -----------------------------
                            owns 31% of
                                 |
                       ----------------------
      20%-Unrelated---| SVG Properties, L.P. |---49%-Harry J. Santoro
    limited partners   ----------------------

The following discussion of our business includes the business of Bartram Holdings, Inc., Spring Village Holdings, Inc. and SVG Properties, L.P.
Unless the context otherwise requires, all references in this report to "we", "us", "our", the "Company" or "Gavella" refer collectively to Gavella, Bartram, Spring Village Holdings, Inc. and SVG Properties, L.P.

We have had a history of losses and as of December 31, 2003 reported an accumulated deficit of $1,360,413. We did not generate a positive cash flow from operations in the last two fiscal years, due to unanticipated rising costs and one time charges. In 2003 and 2002, we had a negative cash flow from operations of $221,198 and $35,166, respectively. However, due to the refinancing of our real estate business on November 7, 2003, we anticipate breakeven cash flow from operations in the fiscal year 2004. We expect to cover most, if not all of our cash requirements in 2004 from internally generated funds. However, there can be no assurance that we will be successful in our efforts to generate sufficient cash flow or to raise capital to meet our scheduled debt service or other cash requirements.

Business Objectives and Operating Strategy
------------------------------------------

Our principal business objective is to maximize the economic returns on our real estate and other investments to provide our shareholders with the greatest possible return and value. To achieve this objective, we intend to continue to pursue the following goals and strategies:

     - own and operate our apartment complex so as to provide a stable and predictable cash flow to sustain our operations,

     - take an opportunistic approach to buying, selling or investing in real estate or other business ventures,

     - manage our capital structure to provide for growth in earnings and cash flow with sufficient liquidity to take advantage of business opportunities as they arise.

To further these goals, we shall:

     (1) raise additional capital through debt and/or equity offerings to strengthen our capital structure,

     (2) reinvest some of our cash flow and capital in our real estate business in order to increase our cash flow from operations and enhance our properties' long term value,

     (3) make new investments and/or sell off some or all of our existing investments with a goal of developing new sources of profits and cash flow.


Real Estate Operations
-----------------------

We are in the business of owning and renting income producing real estate, primarily residential dwelling units, to individuals.

In 1987, SVG acquired the Mill Spring Apartments (subsequently renamed Spring Village Apartments). At the time of the acquisition, the property was severely in need of rehabilitation. We have renovated the property, and we believe it is now in good condition. We currently own 31% of the Partnership which owns the real estate.

On September 28, 2003, we incorporated Bartram Holdings, Inc. in the State of Delaware as a wholly owned subsidiary. On September 30, 2003, to separate our real estate business from our other business activities, we transferred our 100% owned subsidiary, Spring Village Holdings, Inc., plus a $350,000 promissory note from S.V.G. Properties, L.P., to Bartram in exchange for 6,500,000 shares of $.001 par value Bartram common stock. Spring Village Holdings, Inc. owns a 4.5% general partnership interest and a 26.5% limited partnership interest (31% total) in S.V.G. Properties, L.P., a New Jersey Limited Partnership ("SVG"). Spring Village Holdings, Inc. is the sole general partner and completely controls SVG. SVG owns a 124 unit apartment complex.

On November 7, 2003, we successfully refinanced our real estate business. We borrowed $4,000,000 from New York Community Bank ("NYCB"). The new first mortgage from NYCB bears a fixed rate of interest of 4.875% for the term of seven years. Payments are based on a 30 year amortization. The mortgage note contains a provision that will allow us to borrow additional amounts in the future from NYCB up to 75% of the appraised value of the underlying real estate. This refinancing has significantly improved our financial position and puts us in a much better position to carry out our business plan going forward.

The consolidated financial statements include the accounts of Gavella Corp., Bartram Holdings, Inc., Spring Village Holdings, Inc. and SVG Properties, L.P. All significant intercompany transactions and accounts have been eliminated. The outside investors' limited partnership interests have been reflected as minority interests.



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

In order to carry out our investment policies outlined above, our officers, with the approval of our directors, and without a vote of security holders except when required by state or federal statutes, may:

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


During the past three years, we have not engaged in any of the above listed activities other than the borrowing of approximately $150,000 for equipment, building improvements and repayment of other debt. We also refinanced our mortgage debt, as previously discussed. Though our officers are authorized to do so, it is unlikely that we will engage in any of the above activities in the foreseeable future other than borrowing money in the ordinary course of business.

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

Apartment complexes in the area similar to the one we own have the following profiles:
                                                Company         Company
  Rents per month                Typical        12/31/03        12/31/02
  -------------------------      -------        --------        --------

  Studio                        $425 - $600        $500          $475
  One bedroom                   $595 - $750        $620          $595
  Two bedroom                   $650 - $900        $725          $695

  Annual rent increase 2003      2% - 5%          4% - 5%       3% - 5%

  Average occupancy 2003            96%             96%           95%

The information contained in the above table was derived from the following sources:

       1)   The Philadelphia Apartment Research Report
            By:  Marcus & Millichap, January 2002 and July 2003

       2)   The Philadelphia Inquirer, December 2002 and December 2003

We believe that in general, the market for apartments is relatively stable and that our units at current rental rates are in line with competitive complexes in the area.


Competition in Our Market
-------------------------

We focus on the broad middle-market segment of the apartment market that generally consists of renters-by-necessity. This group consists of young and old singles, blue-collar families, single parent households, immigrants, non-related parties sharing an apartment, and families saving to buy a home. We believe this segment provides a considerable amount of stability, consistency, and offers some opportunity for rent growth. We believe this segment of the market is growing and offers excellent profit potential.

We believe that our market is highly competitive and that we are well positioned to compete. Some competing communities offer features and amenities that we do not offer, but generally their rents are considerably higher than ours. Some competing communities use concessions or discounts to obtain competitive advantages. We have not had to use concessions or discounts to attract or retain tenants. Some competing communities are larger and/or newer than ours, but again, generally charge higher rents than we do. We believe our competitive advantages include:

..     We offer safe, clean, reasonably well maintained units

..     We offer studio apartments as well as one and two bedroom units

..     Though our complex is older, it is a relatively modern garden style apartment complex. Many competing communities in this segment are three story flat roof complexes and are not as physically attractive

..     We are convenient to public transportation to the City of Philadelphia

..     Our rents are very competitive

Because it costs more to build a new apartment unit than to acquire an existing unit and due to lack of suitable construction sites in the area, competition is limited to existing apartment complexes and should be manageable.

Inflation
---------

Substantially all of our leases are for a term of one year or less, which may enable us to realize increased rents upon renewal of existing leases or the beginning of new leases. Such short term leases generally minimize the risk to us of the adverse effects of inflation. Historically, we have been able to increase our rents at or above the rate of inflation. During 2003, our average rental rate was increased by 5%. Now that we have completed a renovation and refinancing of our apartment complex, we expect our rental revenues and cash flow from our real estate operations will increase annually for at least the next few years.

Investment and Consulting Business
----------------------------------

We also utilize our contacts, business expertise and knowledge of the securities markets to identify and invest in small, established private companies with well defined growth plans. We may also assist such companies by utilizing various strategies to maximize their long term value. These strategies may include preparing the company to become a public company, assisting with mergers and acquisitions, and facilitating additional capital raising activities. In order to enhance our shareholder value, we intend to liquidate our interest in such companies over time. There is no assurance that such companies can be identified or once identified, that any investments made in such companies will prove to be profitable. We intend to limit our investment activities so that we shall not become a regulated investment company.

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

During the second quarter, we invested an additional $88,719 in the form of secured promissory notes. Of the proceeds, $72,500 was used by InteliSys to settle certain bank debt. For our efforts in assisting InteliSys in settling the bank debt, we received a loan facilitation fee in the form of a $50,000 convertible promissory note. We subsequently converted the note into 1,000,000 shares of restricted common stock. During the quarter ended December 31, 2003, we invested an additional $62,500 in the form of secured promissory notes. We sold 935,000 restricted InteliSys shares in private transactions, recognizing a gain of $23,750. Prior to December 31, 2003, InteliSys repaid $100,000. On December 31, 2003, we owned 665,000 shares of restricted common stock in InteliSys, and hold options to acquire an additional 155,000 shares of restricted common stock for $15,500 ($.10 per share.) InteliSys, through its wholly owned subsidiary, InteliSys Aviation Systems, is a provider of integrated software and hosting services to regional, mid-size airlines and fleet operators. InteliSys is not yet profitable, and the investment in InteliSys is highly speculative. The investment in InteliSys will be carried at cost.


Employees
---------

In addition to Harry J. Santoro, the President and Treasurer, and Stephen M. Robinson, the Vice President and Secretary, the Company employs five other people on a regular basis who manage and maintain the apartment complex and perform administrative functions.


Facilities
----------

The Company currently maintains its principal executive offices in
approximately 500 square feet of leased office space at 215   West Main
Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $800. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

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

The assessed value for real estate taxes is $3,378,870 and the real estate taxes paid for 2003 were $107,499. The tax basis as of December 31, 2002 of our buildings and equipment was $3,539,864 and $307,104 respectively, with $2,051,336 in accumulated depreciation. The land has a tax basis of $263,727. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the straight line method over a 10 year life. We own a 31% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and we do not anticipate the need for substantial future renovations other than routine replacements. We believe we have adequate insurance coverage.

We plan to make the following capital expenditures during the next twelve months:

Replace appliances and equipment                $ 30,000
Replace roofs, soffits and fascia, painting       10,000
Grounds, landscaping, lighting, etc.               5,000
Replace windows                                   30,000
                                                --------
Total                                           $ 75,000


No tenant occupies more than 10% of the leased space. Substantially all leases are for one year or less, and are for residential dwelling units. A thirty day notice is required for termination. Substantially all of the leases expire within one year as is typical for apartment leases.

The prior five year rental history is summarized as follows:

                                                Average Annual Rent
          Gross Potential Rents    Occupancy    per square foot
Year  (Exclusive of other income)  Percentage   (approximately 78,400)
-----  -------------------------   ----------   ---------------------
1999       $813,946                 95          $10.39
2000       $840,088                 95.5        $10.72
2001       $861,582                 95          $11.00
2002       $884,438                 95          $11.27
2003       $914,468                 95.7        $11.66

We maintain comprehensive replacement cost and general liability insurance coverage. We believe we are adequately covered by insurance.

Environmental Matters
---------------------

We are unaware of any environmental hazards at our property which individually or collectively may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware, of any material non-compliance, liability or claim relating to environmental liabilities at our property. Other than the cost to remove seven underground oil storage tanks in 1997 as discussed below, compliance with federal, state and local environmental rules and regulations has not had a material effect on our capital expenditures, earnings or competitive position.

Federal regulations require owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers any known lead paint hazards, and imposes treble damages for failure to provide such disclosures. Our complex was built before 1978. We did have limited tests done for lead paint and no lead paint was discovered. Lead paint, if ingested, may cause injury and we could be held liable for such injuries if lead paint hazards exist at our property.

There were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania, and were removed during 1997 by a qualified environmental engineering firm.

We believe future costs to comply with environmental laws will be minimal, and will have little effect on the ongoing operations of the Company. However, over the past twenty years, issues have been raised regarding the presence of asbestos and other hazardous materials or conditions in existing real estate properties. Though we are not aware of any environmental hazards at the site which could have a material adverse effect on us or our financial condition or results of operations, we cannot give absolute assurance that no such environmental hazards exist, nor can we assure you that future environmental laws, regulations, ordinances or events will not require remediation of existing conditions. If more stringent requirements are imposed on us or are required for other reasons, the costs of compliance could have an adverse effect on us and our financial condition. We will, however, do our best to maintain and operate our property in a manner to minimize such risks.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.



PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. Our common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "GVLA". As of the date of this Form 10-KSB, quotations were submitted by six market makers and there was minimal public trading of our stock at prices ranging from $.06 to $.25. As of March 11, 2004, there were 6,000,000 shares of common stock outstanding.

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

Transfer Agent
--------------

Our transfer agent is American Stock Transfer and Trust Company, 59 Maiden Lane, New York, New York, 10038; 718-921-8200.

Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending December 31, 2003 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

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

     We issued 375,000 shares of our common stock to Harry J. Santoro, President, Treasurer and a director, who exercised options to purchase 375,000 shares of common stock, for consideration of $37,500 in cash, in reliance upon Rule 4(2) of the Securities Act.

     We issued 375,000 shares of our common stock to Stephen M. Robinson, Vice President, Secretary and a director, who exercised options to purchase 375,000 shares of common stock, for consideration of $37,500 in cash, in reliance upon Rule 4(2) of the Securities Act.

     We issued 410,000 shares of our common stock to seven individuals for consideration of $41,000 in cash, in reliance upon Rule 506 of Regulation D of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

We intend to target our marketing and business activity to renting apartment units to moderate income people who are not in a position to acquire a home. Based on our own experience over the past five years and a review of market analysis reports published by others, we believe there will continue to be a need in the marketplace for moderately priced, well-maintained apartment rental units. This should provide a stable rental income base and allow for future revenue growth through modest rental increases near the rate of inflation. However, over the past two years, we have been operating in a very difficult climate. Creditworthy tenants and prospective tenants have been purchasing homes, increasing our turnover and reducing the pool of creditworthy tenants. We attribute this to very low interest rates and a
very favorable mortgage market.   A weak economy, along with the related
layoffs, have further exacerbated the problem. We experienced lower than normal occupancy for the first six months of 2003. As a result, we replaced our onsite manager, and increased our advertising and marketing budget. Our occupancy returned to more normal levels in the second half of the year. We hope that these changes along with an improving economy will result in improved operating results going forward. We are, however, very much affected by the overall health of the economy and job market, and accordingly cannot give any assurance that our operating performance will not be adversely affected.

We advertise our apartment units in local newspapers, by direct mail and through promotional programs designed to maintain occupancy at or above 95%.

Our long range plan has been to reduce our long term debt to around eighty percent of the value of our real estate. With the refinancing which occurred on November 7, 2003, we accomplished that goal. We now plan to use our real estate business as a base of operations from which we can expand. It covers most of our operating overhead. As a result, we can now focus on developing additional business opportunities. To accomplish this, we plan to raise additional capital through the sale of our securities in the future.

Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.


2003 Compared To 2002

We reported total revenues of $997,275 in 2003, compared to $876,609 in 2002, an increase of $120,666, or 13.8%. Several factors accounted for this increase. Occupancy increased slightly in 2003. We also realized increases in unit rents and tenant fees. We believe this was the result of inflation and competitively priced units in a market that has a limited supply of affordable units. We also received $79,455 for consulting services provided to other companies. Below is an analysis of our revenues.

                            2003         2002      change    %change
                           -------     -------     ------     ----
Gross rent potential      $914,468    $884,438    $30,030      3.4
Less:  vacancy              39,399      44,100     (4,701)   (10.7)
                           -------     -------     ------     ----
Net rental income          875,069     840,338     34,731      4.1
Tenant charges & misc.      42,751      36,271      6,480     17.9
Other revenues              79,455           0     79,455
                           -------     -------     ------     ----
Total revenues            $997,275    $876,609    120,666     13.8

Total operating expenses increased by $169,612, to $882,667. Administrative expenses increased by $72,335 to $300,857. In 2003, there was an increase in administrative expenses related to the operations of the apartment complex, primarily advertising. We also incurred a significant increase in public company corporate overhead in 2003. Utilities expenses increased from $118,307 in 2002 to $129,571 in 2003 due primarily to an increase in 2003 in the price of natural gas used to heat our buildings. Operating and maintenance expenses increased from $92,853 in 2002 to $147,359 in 2003. Extraordinary unit turnover in 2003 and additional maintenance costs incurred to catch up on deferred maintenance to prepare for refinancing accounted for most of the increase in operating expenses. Taxes and insurance increased by $23,718. Depreciation and amortization increased by $7,789 to $141,982 as a result of recent capital improvements being depreciated.

Operating income decreased by $48,946, from $163,554 in 2002 to $114,608 in 2003.

Interest income increased by $15,812 from $1,015 in 2002 to $16,827 in 2003, due to loans made to other companies. Interest expense increased from $302,278 in 2002 to $323,887 in 2003.

In 2003, we borrowed $4,000,000 and paid off our first and second mortgages. We paid a prepayment penalty (debt extinguishment costs) of $360,713, net of discounts, to settle the existing first and second mortgage debt. However, the new first mortgage bears interest at 4.875%, substantially lower than the interest rates on the loads paid off. The new loan will result in substantial interest savings going forward, and those interest savings will more than offset the debt extinguishment cost.

In 2003, we sold a portion of our investment in InteliSys Aviation Systems for a gain of $23,750. In 2002, we sold our investment in DATANET Office Solutions and realized a $10,274 gain.

In 2003, we reorganized our real estate business by creating a new subsidiary, Bartram Holdings, Inc. We incurred $54,886 in costs related to this reorganization.

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

Net loss increased from $124,959 in 2002 to $584,301 in 2003. We reported a basic net loss of ($.15) per share in 2002, compared to a basic net loss of ($.05) per share in 2002.

Though we incurred a loss of $584,301 in 2003, most of that loss was caused by non-recurring charges related to the reorganization and refinancing of our real estate business. We expect our operating results will improve considerably in 2004.

2002 Compared To 2001

We reported total revenues of $876,609 in 2002, compared to $856,157 in 2001, an increase of $20,452, or 2.4%. Several factors accounted for this increase. Occupancy decreased slightly in 2002. The small decrease in occupancy was more than offset by increases in unit rents and tenant fees. We believe this was the result of inflation and competitively priced units in a market that has a limited supply of affordable units.

Total operating expenses decreased by $44,862, to $713,055. Administrative expenses decreased by $43,924 to $228,522. In 2001, there was an increase in administrative expenses related to the operations of the apartment complex. We also incurred a significant increase in public company corporate overhead in 2001. We were able to reduce these costs in 2002. Utilities expenses decreased from $121,407 in 2001 to $118,307 in 2002 due primarily to a decrease in the price of gas in 2002, which was partially offset by a sewer tax increase. Operating and maintenance expenses declined from $105,176 in 2001 to $92,853 in 2002. Decreases in the use of subcontracts caused the decline. Taxes and insurance increased by $3,613. Depreciation and amortization increased by $10,872 to $134,193 as a result of recent capital improvements being depreciated.

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


Liquidity and Capital Resources
-------------------------------

2003 was a transitional year. We experienced unusually high vacancy and extreme weather conditions in the first quarter. We completely changed the management structure of our real estate operation in the second quarter, and began a thorough renovation of our property. As a result of the difficulties experienced in the first quarter and the additional costs incurred to turn over vacant units and catch up on deferred maintenance expense, our operating costs increased substantially in 2003. However, by July 1, our occupancy improved substantially. As a result, we were able to refinance our real estate business. The refinancing substantially improved our financial position and liquidity.

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

On December 31, 2002, we had $88,849 in cash. During the year ending December 31, 2003, we received $27,000 in net proceeds from notes payable, $336,776 from mortgage refinancing and $277,700 from the net issuance of stock. Operations used $221,188. We used $201,368 to purchase property and equipment, invested $147,500 in loans to other companies, of which $100,000 was repaid, and reduced mortgage indebtedness by $44,419. We received $50,000 from the sale of a portion of our limited partnership interest. The net increase in cash for the year was $177,001. We had $265,850 in cash on December 31, 2003, exclusive of $85,047 cash held in escrow accounts.

We expect to cover most, if not all, of our cash requirements going forward from internally generated funds. However, we anticipate that we may require some outside financing to meet our short term and long term liquidity needs and to carry out our business plan.

Our balance sheet is highly leveraged. As discussed previously in this Form 10-KSB, we plan to reduce this leverage through the current and future equity offerings as well as by funds generated from operations. We are considering a private offering of our common stock.

On November 7, 2003, we successfully refinanced our real estate business. We borrowed $4,000,000 from New York Community Bank ("NYCB"). The new first mortgage from NYCB bears a fixed rate of interest of 4.875% for the term of seven years. Payments are based on a 30 year amortization. The proceeds were used to pay off our first and second mortgages. We realized net proceeds of $336,776, which were used to reduce other liabilities including accounts payable, accrued expenses, short term loans, and to increase our cash reserves. The mortgage note contains a provision that will allow us to borrow additional sums in the future from NYCB up to 75% of the appraised value of the underlying real estate. This refinancing has significantly improved our financial position and puts us in a much better position to carry out our business plan going forward.

We believe we can support operations and planned capital expenditures for at least twelve months. Thereafter, our continued success will be dependant upon our ability to maintain occupancy at 95% or above and to keep costs under control.

In the event that our plans change or our assumptions change or prove to be inaccurate, we may be required to seek additional financing sooner than currently anticipated. We have not identified any potential sources of debt or equity financing other than as provided in our agreements with New York Community Bank, and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to us. We anticipate breakeven net cash flow from operations in 2004. There can be no assurance that we will be successful in our efforts to generate breakeven cash flow from operations.

      Critical Accounting Policies and Estimates

A summary of the Company's significant accounting policies is included in "Note 2 - Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Company believes that the consistent application of these policies enables the Company to provide readers of the financial statements with useful and reliable information about the Company's operating results and financial condition. The financial statements are prepared in conformity with accounting principles generally accepted in the United States which requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Company's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Rental property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Company's rental property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Company's assets.

The Company generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Company evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 90 days past due on current tenants and all receivables due from former tenants.

Forward Looking Statements
---------------------------

We are making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to our business. Forward-looking statements contained herein or in other statements made by us are made based on management's expectations and beliefs concerning future events impacting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. We believe that the following factors, among others, could affect our future performance and cause our actual results to differ materially from those expressed in or implied by forward-looking statements made by us or on our behalf: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; (e) general economic conditions; and
(f) acts of terror. Before investing in our securities, investors should consider the following risks:

1. Recent Organization. Gavella Corp. was incorporated on June 21, 2000, and has had limited operating history. We will be subject to all of the risks inherent in a new business and there can be no assumptions or assurances that our operations will be successful. Prospective investors may sustain a loss of part or all of their investment.

2. Significant Capital Requirements and a Need for Additional Financing. We have an immediate need for cash in order to finance operations. Although we believe that we have sufficient cash on hand to conduct our operations for at least one year, our continued operations thereafter will depend upon the availability of cash flow, if any, from our operations, or our ability to raise additional funds through equity or debt financing. There is no assurance that we will be able to obtain additional funding if it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If our operations do not produce the necessary cash flow, or if we cannot obtain funds when we need them, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant unforeseen expenses or delays, we may not be able to accomplish our goals. We have no current arrangements with respect to, or sources of, additional financing, other than as provided in our agreements with New York Community Bank. There can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all. Any inability to obtain additional financing if and when needed could have a material adverse effect on us, including possibly requiring us to significantly curtail or cease our operations.

3. Risks of Real Estate Investments. Investments in real estate are subject to certain risks which may cause fluctuations in occupancy rates, rent schedules and operating expenses or which may render the sale or financing of properties difficult or unattractive. Numerous factors may affect the operation of the property, including, ,but not limited to, the following: changes in the overall economic condition of the area or of the country; adverse changes in interest rates and availability of mortgage funds; unforeseen increases in expenses; changes in governmental rules and regulations; obsolescence of the building; lack of attractiveness of the

      property to tenants or prospective purchasers; changes in zoning laws;
changes in real property tax rates; shortages or increased costs of fuel, gas, oil or other utilities, and other similar risks. The cost of operating a property may exceed its gross rental income, particularly since certain expenses such as property taxes, utility costs, maintenance costs and insurance tend to increase. In addition, in order to continue to operate a property, it may be necessary to remove or mitigate certain environmental risks. We are not aware of any such environmental risks, but they may exist. As a result, there can be no assurance of profitable operations.

4. Increased Competition Could Limit Our Ability to Lease Apartments or Increase or Maintain Rents. Our apartments compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single and multi-family homes. Competitive housing could adversely affect our ability to lease apartment homes and increase or maintain rents.

5. Uninsured Losses. We have obtained comprehensive insurance on the property, including fire and extended coverage, personal injury liability, and the like. Our policies exclude coverage for acts of war and
environmental pollutants or risks.   There can be no assurance that we will
not sustain a loss which is not covered by insurance or a loss in excess of the amounts of insurance we maintain.

6. Dependence Upon Key People. Our success will be largely dependent upon the personal efforts of Harry J. Santoro, our President and Stephen M. Robinson, our Vice President and Secretary. The loss or inability of either of them to perform his duties may have a serious adverse effect upon our activities.

7. Control by Officers. Our officers currently own, directly or indirectly, approximately 38% of the shares outstanding. It is probable that such persons will be able to continue to control the Company, elect all of our directors, increase the authorized capital, dissolve, merge, sell our assets and generally direct our affairs. See "Management," "Principal Shareholders" and "Certain Transactions."

8. Methods of Financing. We may seek to use financing techniques known as "leveraging" whereby purchases of property or construction expenses are financed with relatively low down payments with the remainder of the purchase price or construction expenses financed and secured by mortgages on the purchased property. Although such a technique maximizes the use of available funds, there is also the risk that a down turn in sales or a rise in interest rates could result in a lack of cash flow, inability to pay mortgage payments and a subsequent foreclosure on the property with an ensuing loss to us. Since our properties are highly leveraged, the risk would be increased by such a lack of cash flow.

      9.   No Assurance of Public Market.  There has been only limited public trading in our securities. There can be no assurance that a regular trading market for our securities will develop or that, if developed, it will be
sustained.   The trading price of the securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of our securities.

10. No Dividends. We have not paid any cash or other dividends on our Common Stock and do not expect to declare or pay any cash dividends in the foreseeable future.

11. Penny Stock Regulation. If a trading market does develop for our stock, it is likely we will be subject to the regulations applicable to "Penny Stocks". The regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations define a penny stocks to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to a sale. If our securities become subject to the regulations applicable to penny stocks, the market liquidity for our securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market.

Item 7.  Financial Statements.
-------------------------------


                 GAVELLA CORP. AND SUBSIDIARY
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002

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

  CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS..................F-3

     CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' DEFICIT..................................F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS .................F-5 - F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-8 - F-20

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Gavella Corp. and Subsidiary


     We have audited the accompanying consolidated balance sheets of GAVELLA CORP. AND SUBSIDIARY as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GAVELLA CORP. AND SUBSIDIARY as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   HAEFELE, FLANAGAN & CO., P.C.

Maple Shade, New Jersey
March 19, 2004








                                                             F1
                      GAVELLA CORP. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                 DECEMBER 31, 2003 AND 2002


                           ASSETS
                                               2003             2002

Rental property, net                         $3,152,995       $3,084,321
Cash                                            265,850           88,849
Cash held in escrow                              85,047           44,493
Accounts receivable, net of allowance
 for doubtful accounts of $5,400 and $4,000      12,827           30,791
Notes receivable                                101,219              -0-
Interest receivable                               6,783              -0-
Prepaid expenses                                 70,124           63,405
Deferred financing costs, net                    85,576           40,970
Investments, at cost                             33,250              -0-
                                             ----------       ----------
     Total Assets                            $3,813,671       $3,352,829
                                             ==========       ==========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Mortgage notes payable                     $3,995,082       $3,231,844
  Notes payable                                 292,500          335,500
  Accrued interest                                  -0-           22,035
  Accounts payable                                  731           18,951
  Accrued expenses                               18,656           68,637
  Security deposits payable                      86,189           74,597
  Deferred revenue                               12,500              -0-
  Other liabilities                              15,476           10,127
                                             ----------       ----------
         Total Liabilities                    4,421,134        3,761,691

Minority Interest                                  -0-              -0-

Stockholders' Deficit
    Common  stock,  $.001  par  value,
     8,000,000 shares authorized,
      6,000,000 and 2,575,000
      issued and outstanding
      in 2003 and 2002                           6,000             2,575
   Additional paid-in capital                  746,950           364,675
   Accumulated deficit                      (1,360,413)         (776,112)
                                             ----------       ----------
     Total stockholders' deficit              (607,463)         (408,862)
                                             ----------       ----------
     Total Liabilities and Deficit           $3,813,671       $3,352,829
                                            ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      GAVELLA CORP. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                              2003           2002

Revenues
  Rental real estate                       $917,820        $876,609
  Other revenue                              79,455             -0-
                                           --------        --------
     Total revenues                         997,275         876,609

Operating expenses
  Administrative expenses                   300,857         228,522
  Utilities expense                         129,571         118,307
  Operating and maintenance                 147,359          92,853
  Taxes and insurance                       162,898         139,180
  Depreciation and amortization             141,982         134,193
                                           --------        --------
     Total operating expenses               882,667         713,055
                                           --------        --------
Operating income                            114,608         163,554

Other income (expense)
  Interest income                            16,827           1,015
  Interest expense                         (323,887)       (302,278)
  Debt extinguishment costs                (360,713)            -0-
  Capital gain                               23,750          10,274
  Corporate reorganization costs           ( 54,886)            -0-
  Equity in earnings of
   investments, net                             -0-           2,476
                                           --------        --------
      Total other income (expense)         (698,909)       (288,513)
                                           --------        --------
Net loss                                  $(584,301)      $(124,959)
                                           ========        ========

Basic and diluted net loss per share      $    (.15)       $   (.05)
                                           ========        ========
Average   number  of  common   shares
outstanding - basic and diluted           3,952,188       2,530,000
                                          =========       =========








The accompanying notes are an integral part of these consolidated financial statements.

                                GAVELLA CORP AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                Additional                    Total
                                             Common Stock        Paid-in    Accumulated  Stockholders'
                                            Shares    Amount     Capital      Deficit       Deficit
                                           ---------  --------- -----------  ------------  -----------
Balance, January 1, 2002                   2,485,000   $2,485     $333,265     $(651,153)  $(315,403)

Issuance of common stock, net
of stock issuance costs of $9,500             90,000       90       31,410          0         31,500

Net Loss                                       0            0         0         (124,959)   (124,959)
                                           ---------  --------- -----------  ------------  -----------
Balance, January 1, 2003                   2,575,000  $ 2,575    $ 364,675    $ (776,112)  $(408,862)

Additional increase in paid-
  in capital                                   0           0        50,000            0       50,000

Issuance of 3,425,000 shares common
 stock, net of stock issuance costs
 of $800                                   3,425,000    3,425      332,275          0        335,700

Net Loss                                       0         0            0         (584,301)   (584,301)
                                           ---------  --------- -----------  ------------  -----------
Balance, December 31, 2003                 6,000,000  $ 6,000    $ 746,950   $(1,360,413)  $(607,463)
                                           =========  ========= ===========  ============  ===========


The  accompanying  notes  are  an  integral  part  of  these consolidated  financial statements.
                      GAVELLA CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                               2003         2002
                                               ----         ----
Cash flows from operating activities:
  Net loss                                 $(584,301)   $(124,959)
   Adjustments to reconcile net loss
    to net cash used in
      operating activities:
     Depreciation                            141,982      134,193
     Gain on sale of investment               23,750     ( 10,274)
     Non cash interest expense                23,000          -0-
     Bad debt provision                        1,400     (  4,068)
     Interest income on note receivable      ( 5,000)         -0-
     Loan facilitation fee                   (50,000)         -0-
     Stock based compensation expense          7,500          -0-
     Equity in earnings of
      investments, net                           -0-      ( 2,476)
     Refinancing costs                       360,713          -0-
    (Increase) decrease in:
      Accounts receivable                     16,574      ( 2,569)
      Prepaid expenses                       ( 6,719)     ( 4,572)
      Interest receivable                    ( 6,783)         -0-
      Cash held in escrow                    (40,554)      14,748
     Increase (decrease) in:
      Accounts payable                       (18,220)      10,744
      Accrued interest                       (22,035)     (   307)
      Accrued expenses                       (49,981)     (16,999)
      Other liabilities                        5,349      (23,125)
      Deferred revenue                       (29,455)         -0-
      Security deposits payable               11,592      ( 5,502)
                                             -------      -------
Net cash used in operating activities       (221,188)    ( 35,166)
                                             -------      -------
Cash flows from investing activities:
 Purchases of property and equipment        (201,368)     (51,063)
 Loans made                                 (147,500)         -0-
 Collection of loans                         100,000          -0-
 Proceeds from sale of investments               -0-       50,000
 Purchase of investments                         -0-      ( 5,250)
                                             -------      -------
Net cash used in investing activities       (248,868)     ( 6,313)
                                             -------      -------
Cash flows from financing activities:
  Repayment of mortgage notes payable        (44,419)     (44,669)
  Proceeds from refinancing mortgage         336,776          -0-
  Proceeds from notes payable                390,000       85,000
  Payments on notes payable                 (363,000)    ( 29,500)
  Issuance of common stock, net              287,700       31,500
  Repurchase of common stock                ( 10,000)         -0-
  Increase in additional paid-in capital      50,000          -0-
                                             -------      -------
Net cash provided by financing activities    647,057       42,331
                                             -------      -------
Increase in cash                             177,001          852

Cash, beginning                               88,849       87,997
                                            --------      -------
Cash, ending                                $265,850      $88,849
                                            ========      =======

The accompanying notes are an integral part of these consolidated financial statements.

                      GAVELLA CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

                                                2003        2002

Cash paid for interest                       $345,922  $ 302,585
                                             ========    =======


Proceeds from issuance of common stock during the year ended December 31, 2003 and 2002 follows:
                                                2003        2002

    Issuance of common stock                 $343,500   $ 41,000
    Conversion of notes payable
     into stock                              ( 47,500)       -0-
    Stock compensation expense
     issued for services                     (  7,500)       -0-
    Stock issuance costs                     (    800)   ( 9,500)
                                             --------    -------
    Net proceeds from issuance of
       common stock                          $287,700   $ 31,500
                                             ========    =======

Non-cash  investing and financing
 activities:
                                                2003        2002

    Purchase of property and equipment      $201,368    $ 81,063
    Debt incurred                                -0-     (30,000)
                                             --------    -------
      Cash paid for purchase of
       property and equipment               $201,368    $ 51,063
                                             ========    =======

During the year ended December 31, 2003, the Company refinanced its mortgage as follows:

Proceeds from long-term debt                         $ 4,000,000
Repayment of long-term debt                           (3,191,702)
Refinancing costs (including prepayment penalty)      (  360,713)
Deferred financing and other costs incurred           (  110,809)
                                                     -----------
Cash proceeds from long term debt                    $   336,776
                                                     ===========

During the year ended December 31, 2003, the Company refinanced its first and second mortgages with another financial institution. The mortgage debt outstanding at the date of the refinance was $3,191,702.


During the year December 31, 2002, a $200,000 note payable to an affiliated company was distributed by the affiliate to related individuals.

                GAVELLA CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED):


During the year ended December 31, 2003, the Company entered into the following agreements with Intelisys Aviation Systems, Inc. ("Intelisys"), formerly known as Apta Holdings, Inc., an unrelated entity:


The Company will provide consulting services to InteliSys over a two year period. In exchange for its services, the Company received 500,000 shares of InteliSys' common stock valued at $.05 per share, or $25,000. As of December 31, 2003, the Company recognized $12,500 of consulting fee revenue which is included in other revenue.

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


The Company also loaned InteliSys $37,500 in the form of $16,955 consulting fee for services to be provided over six months and via assumption of $20,545 of accrued expenses of InteliSys. As of December 31, 2003, $16,955 is included in other revenue.

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


During the year ended December 31, 2003, certain note holders converted notes payable in the amount of $47,500 to 475,000 shares of Gavella common stock. The note holders also received 460,000 shares of InteliSys common stock for $.05 per share, or $23,000 as additional interest. In addition, the same note holders converted notes payable in the amount of $47,500 to 475,000 shares of InteliSys common stock for $.10 a share. Gavella recognized a gain of $23,750 on the transfer of a portion of its investments in InteliSys to the note holders.

                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002



Note 1   Nature of Operations

Gavella Corp. ("Gavella" ) was incorporated on June 21, 2000 in the State of Delaware. Gavella is currently engaged in two lines of business, owning and operating income producing real estate and investing in and providing consulting services to small, established companies with defined growth plans.

On September 30, 2003, Gavella transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. plus a $350,000 promissory note from SVG Properties, L.P., to Bartram Holdings, Inc. ("Bartram"), a newly formed Delaware corporation, also a wholly owned subsidiary of Gavella, in exchange for 6,500,000 shares of $.001 par value Bartram common stock. As of December 31, 2003, Spring Village Holdings, Inc. owns a 4.5% general partnership interest and a 26.5% limited partnership interest (a 31% controlling interest in total) in SVG Properties, L.P., a New Jersey limited partnership. The Partnership in total owns a 124 unit apartment complex. The transfer of Spring Village Holdings, Inc. to Bartram was the result of a decision by Gavella's Board of Directors to separate their investment and consulting business from their real estate business.

Note 2   Summary of Significant Accounting Policies


Principles of Consolidation

     The consolidated financial statements include the accounts of Gavella Corp., its wholly owned subsidiary, Bartram Holdings, Inc. and Bartram's wholly owned subsidiary, Spring Village Holdings, Inc., which is the sole general partner of SVG Properties, L.P. and completely controls the partnership. Accordingly, the accounts of Spring Village Holdings, Inc. include its 31% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments). All significant intercompany transactions and accounts have been eliminated.

     For financial reporting purposes, the assets, liabilities, results of operations and cash flows of the partnership are included in the Company's consolidated financial statements. The outside investors' limited partnership interests have been reflected as minority interests.

Use of Estimates

     The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 2   Summary of Significant Accounting Policies (continued)

Revenue Recognition

     Rental real estate revenues include rental income and fees earned from tenants for late charges, laundry income and other housing related services. Tenant fees for the years ended December 31, 2003 and 2002 were $42,751 and $36,271. The Company earns rental income under operating lease agreements with tenants. Rental income is recognized on a straight-line basis over the applicable lease term. The associated fees and other income are recognized as earned.

     Other revenues include consulting fees recognized as services are performed or are over the term of the related agreement. Deferred revenue as of December 31, 2003 was $12,500.

Accounts Receivable

     The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of its receivables.

Notes Receivable

     The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for loan losses. The allowance for loan losses at December 31, 2003 was $-0-.

Rental Property

     Rental property is recorded at cost. Depreciation is provided using the straight-line method over its estimated useful life. The estimated useful lives of the major classes of rental property, as determined by the
Company's management, are as follows: buildings and improvements   40 years,
building equipment   10 years, office equipment   5 years, transportation
equipment   5 years, furniture and fixtures   3 years.  Maintenance and
repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 2   Summary of Significant Accounting Policies (continued)

Rental Property (continued)

     The Company reviews the carrying value of the rental property for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Based on these reviews, there were no adjustments to the carrying value of long-lived assets for the years ended December 31, 2003 and 2002.

Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender to provide funds necessary for the payment of real estate taxes of the Spring Village Apartments.

Investments

     The Company's cost based investment at December 31, 2003 consists of a common stock investment representing an equity interest of less than 20% in InteliSys Aviation Systems, Inc. This method is used when the Company owns less than a 20% equity interest and does not exercise significant influence over the operating and financial policies of the investee.

Deferred Financing Costs

     Deferred financing costs, consisting primarily of debt issue costs, are amortized using the straight-line method over ten years, the term of the related debt. Amortization expense for the years ended December 31, 2003 and 2002 was $9,288 and $8,641. Accumulated amortization as of December 31, 2003 and 2002 was $ 2,088 and $45,361.

Security Deposits Payable

     Security deposits payable represent amounts received from tenants and are included in cash on the accompanying balance sheets. As of December 31, 2003 and 2002, the tenant security deposits are fully funded. Tenant security deposits are guaranteed by a stockholder.

Advertising

     The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the periods ended December 31, 2003 and 2002 was $19,366 and $12,517.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002

Note 2   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation   Transition and Disclosure, an Amendment of FASB
Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. Prior to 2003, the Company accounted for the plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost was reflected in 2002 net income, as all options granted under those plans had an exercise price equal to or above the quoted market price of the underlying common stock on the date of grant. Stock options granted to consultants and other non-employees are recorded at fair value in accordance with SFAS No.
123. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                            2003            2002

Net loss, as reported                          ($ 584,301)      ($ 124,959)
Add: Stock-based employee compensation
 expense included in reported net income,
 net of related tax effects                        7,500              -0-
Less total stock-based employee compensation
 expense determined under the fair value
 based method for all awards,
 net of related tax effects                       (7,500)      (    5,700)
                                              ----------        ---------
Pro forma net loss                            ($ 584,301)      ($ 130,659)
                                              ==========        =========

Basic and diluted net loss per common share,
as reported                                    ($   .15)          ($  .05)
                                              ==========        =========

Basic and diluted net loss per common share,
proforma                                       ($   .15)          ($  .05)
                                              ==========        =========

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 2   Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

       Under SFAS No. 123, the fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model. Based on the assumptions presented below, the weighted average fair value of options granted was $.00 per option in 2003 and $.02 per option in 2002.

                                        2003       2002
                                             ------     ------
Expected life of options in years               5          5
Risk-free interest rate                         5.34%      4.83%
Expected volatility                             5.73%     18.30%
Dividend yield                                  0.00%      0.00%

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

Net loss per Share

     Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. Stock options to purchase750,000 shares and 500,000 shares for 2003 and 2002 were not dilutive and therefore were not included in the computations of dilutive earnings per share.

Fair Value

     The Company's financial instruments consist primarily of cash, accounts and notes receivable, investments, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short maturity of these instruments. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 2   Summary of Significant Accounting Policies (continued)


Recently Issued Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that a financial instrument within its scope be classified as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company's adoption of SFAS No. 150 did not have a material impact on the Company.

     Effective January 1, 2003, the Company adopted FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. Under the provisions of FIN No. 45, companies are required to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability has been applied on a prospective basis to all guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company's consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and established standards for determining the circumstances under which a variable interest entity ("VIE") should be consolidated with its primary beneficiary. FIN No. 46 also requires disclosure about VIEs that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 31, 2003. The Company has reviewed FIN No. 46 to determine its impact on future periods, and does not expect any material accounting or disclosure requirements under this interpretation.


Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002

Note 3   Rental Property

     Rental property at December 31, 2003 and 2002 consisted of the following:

                                        2003          2002
                                      -------        ------
Land                               $  292,792       $  292,792
Building and improvements           3,372,029        3,244,676
Building equipment                    221,209          169,234
Office equipment                       19,439           39,677
Transportation equipment               65,217           48,868
Furniture and fixtures                  1,663            5,180
                                    ---------        ---------
                                    3,972,349        3,800,427
Less accumulated depreciation      (  819,354)      (  716,106)
                                    ---------        ---------
Rental property, net              $ 3,152,995      $ 3,084,321
                                    =========        =========

     Depreciation expense for the periods ended December 31, 2003 and 2002 was $132,694 and $125,552.

Note 4 - Notes Receivable

     In connection with the Company's investment in InteliSys Aviation Systems, Inc. ("InteliSys") (See Note 6), the Company also made loans to InteliSys in the form of cash and assumption of liabilities. The notes receivable bear interest at 12%, are secured by substantially all of the assets of InteliSys and affiliated companies, and the personal guarantee of InteliSys' president including his residence. The notes mature December 31, 2003. The Company has received payments of approximately $10,000 as of the date of this report and is the process of entering into an agreement to extend the due date.


Note 5   Cash Held in Escrow

     Cash held in escrow at December 31, 2003 and 2002 consisted of the following:

                                        2003          2002
                                        ----          ----
Mortgage escrow deposits            $  85,047      $ 36,467
Reserve fund for replacements             -0-         8,026
                                     --------       -------
                                    $  85,047      $ 44,493
                                     ========       =======

                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 6   Investments

     On March 25, 2003, the Company invested $50,000 into InteliSys Aviation Systems, Inc. (formerly Apta Holdings, Inc.) ("InteliSys") in the form of a secured promissory note. The Company received 100,000 shares of InteliSys' restricted common stock, valued at $.05 per share, or $5,000, as a fee for making the loan. The fee is reflected as interest income in the statement of operations. The Company also entered into an agreement with InteliSys whereby the Company will provide consulting services to InteliSys over a two-year period to assist InteliSys to make the transition to becoming a public company. The Company received 500,000 shares of InteliSys' restricted common stock, valued at $.05 per share, or $25,000, pursuant to the agreement. During the second quarter, the Company invested an additional $88,719 in the form of secured promissory notes. Of the proceeds, $72,500 was used by InteliSys in settling certain bank debt. For their efforts in assisting InteliSys in settling the bank debt, the Company received a loan facilitation fee in the form of a $50,000 convertible promissory note, which the Company converted into 1,000,000 shares of InteliSys' restricted common stock. The loan facilitation fee is reflected as other revenue in the statement of operations. During the third quarter, the Company invested $62,500 in the form of secured promissory notes. (See Note 4)

The Company also exchanged 935,000 shares of its InteliSys' restricted common stock, valued at $.05 per share, or $46,750 in satisfaction of the Company's principal and interest obligation to its note holders, which resulted in a gain on sale of investment of $23,750. (See Note 8) As of December 31, 2003, the Company's investment in InteliSys consists of 665,000 shares of restricted common stock, valued at $.05 per share, or $33,250, and is carried at cost. The Company also holds options to acquire an additional 155,000 shares of InteliSys restricted common stock for $.10 per share, or $15,500.

During the year ended December 31, 2002, the Company realized earnings from its investment in DataNet Office Solutions, Inc. of $7,726. The Company sold its investment in DataNet on July 31, 2002 for $50,000, resulting in a gain on sale of investment of $10,274. Also in 2002, the Company made an additional investment of $5,250 to Eastern Envelopes & Graphics, LLC, and realized a loss from its investment of $5,250 during the year. As of December 31, 2002, the Company's investment in Eastern was written off.


Note 7 - Mortgage Notes Payable

     Mortgage notes payable at December 31, 2003 and 2002 consisted of the following:
                                                2003        2002
Mortgage  note  payable  to   First
Union National Bank in monthly installments
of $17,962 including interest  at 7.78%,
due  October 2007, secured by first
mortgage on rental property, assignment
of leases, rents and  security
deposits, substantially
all assets of a subsidiary, and a
limited payment and performance
guaranty of a stockholder,
refinanced in 2003                         $      -0-     $2,366,685

                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002

                                                2003            2002
                                                ----            ----
Mortgage  note payable to  Resource
Properties, Inc. ("RPI") in  monthly
installments of $7,964 including
interest at 9.28%, (or 100% of the
subsidiary's net cash  flow,  as
defined in the Agreement, if less),
due October 2022, secured by  second
mortgage  on  rental property and
the common stock of a subsidiary,
refinanced in 2003                            $      -0-      $865,159

Mortgage note payable to New York
Community Bank in monthly installments
of $21,168 including interest at 4.875%
for the first 7 years, amortized based
on a 30 year term, due November 2015,
secured by first mortgage on Rental
property, assignment of leases, rents
and security deposits, substantially all
assets of a subsidiary, and a limited
payment and performance guarantee of a
stockholder                                   $3,995,082           -0-
                                              ----------    ----------
                                              $3,995,082    $3,231,844
                                              ==========    ==========

     On November 7, 2003 the Company consummated a $4,000,000 refinance transaction in which the former first and second mortgage loans were paid off. The new mortgage bears a fixed interest rate of 4.875% for the first 7 years and then will be adjusted annually. The interest rate shall increase or decrease based upon the "Prime Rate" as published in the New York Times as of ninety days prior to the first change date, plus 2.50%. The loan shall have a minimum interest rate of 4.875% and a maximum interest rate of 16.00%. The unpaid principal balance will become due and payable on November 6, 2015. The new mortgage note also contains a provision that will allow the Company to borrow additional sums in the future, up to 75% of the appraised value of the underlying real estate. In connection with the refinancing, the Company was required to pay prepayment penalties of $411,843 on its former first mortgage and received a discount of $85,351 on its former second mortgage. In addition, the remaining unamortized deferred financing costs of $34,221 were written off resulting in total costs incurred of $360,713 which are reflected as debt extinguishment costs in the statement of operations.

Maturities of mortgage notes payable as of December 31, 2003 are as follows:

2004          $      60,357
2005                 63,366
2006                 66,525
2007                 69,842
2008                 73,324
Thereafter        3,661,668
                  ---------
              $   3,995,082
                  =========

                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 8 - Notes Payable

     Notes payable at December 31, 2003 and 2002 consists of the following:

                                                 2003              2002
Notes payable to minority interest
shareholders, bear interest at 12%,
unsecured, due December 31, 2004            $   92,500         $     -0-

Note payable to stockholder/director in
monthly payments of $1,875 (or net
cash flow after all debt service
of  a subsidiary, if less), bears
interest at 12%, due January 2006,
unsecured, repaid in 2003                          -0-            85,000

Note payable to stockholder/director in
monthly payments of $500 plus
interest, bears interest at 10.75%,
secured by automobile, due April 2007
repaid in 2003                                     -0-            25,500

Note payable to stockholder/director,
due on demand, bears interest at 12%,
unsecured, repaid in 2003                          -0-            25,000

Note payable to stockholder/director
in monthly interest payments of $500
(or net cash flow after all debt service,
if less), bears interest at 12%, due
January 1, 2008                                100,000           100,000

Note payable to stockholder/director
in monthly interest payments of $500
(or net cash flow after all debt
service, if less), bears interest at
12%, due January 1, 2008, unsecured            100,000           100,000
                                               -------           -------
                                              $292,500          $335,500
                                               =======           =======

Interest expense paid to stockholders and related parties in 2003 and 2002 was $69,757 and $35,894.

Note 9   Income Taxes

     The Company's provision for income taxes for the years ended December 31, 2003 and 2002 consists of the following:

                              2003      2002
          Current
            Federal           -0-         -0-
            State             -0-         -0-
          Deferred            -0-         -0-
                            -----       -----
                            $ -0-       $ -0-
                            =====       =====
                      GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 9 - Income Taxes (continued)

     The income tax provision for continuing operations varied from the federal statutory tax rate as follows for each year:

                                     2003          2002

          U.S. Statutory Rate      (   15%)       ( 15%)
          State income taxes       (    9%)       (  9%)
          Valuation allowance          24%          24%
                                   -------        ------
                                        0%           0%
                                   =======        ======

Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets at December 31, 2003 and 2002 are as follows:

                                     2003        2002
          Net operating loss
            carryforwards         $295,000   $  235,350
          Valuation allowance     (295,000)    (235,350)
                                 ---------    ---------
                                  $  -0-     $     -0-
                                 =========    =========

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2003, the Company has approximately $1,230,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2022 for federal purposes and 2009 for state purposes.

Note 10   Stockholders' Equity

During the year ended December 31, 2003, Spring Villages Holdings, Inc. sold a 49% limited partnership interest in SVG Properties, LP to an officer/stockholder/director of the Company for $50,000. The Company recorded the $50,000 gain on sale of investment as additional paid in capital. The officer/stockholder/director also loaned the Company $15,000 and recast the terms of an $85,000 loan previously advanced by him, which was repaid in 2003.

On August 26, 2003, the authorized shares of common stock of the Company were increased from 5,000,000 shares to 8,000,000 shares.

On November 19, 2003, two officers/stockholders/directors exercised their options to acquire 750,000 shares of common stock at $.10 per share for $75,000.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002



Note 10   Stockholders' Equity (continued)

Stock-Based Compensation

     The Company has a Stock Option and Stock Issuance Plan, which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. Options are generally exercisable at the fair market value on the date of grant over a five year period expiring through 2008. The maximum shares of common stock which may be issued under the plan is initially 500,000 shares, with annual increases equal to ten percent of the common shares outstanding on January 1 of each year, commencing January 1, 2002. In addition to the options granted in 2003, the Company issued 75,000 shares under the plan for services rendered and accordingly, recognized compensation expense of $7,500. As of December 31, 2003, 181,000 shares of common stock are available for future issuances under the plan.

During the years ended December 31, 2003 and 2002, 250,000 shares were granted in each year to two officers of the Company with an exercise price of $.10 and $.35 per share, respectively, representing at least 110% of the fair market values on the date of grant. In January 2003, all previously issued options were revised to reflect a $.10 option price.

     A summary of stock option activity for the year ended December 31, 2003 and 2002 is presented below:


                                                    Exercise Price
                                        Shares          Per Share

     Options outstanding at January 1, 2002  250,000    $  .10
     Options granted in 2002                 250,000    $  .10
                                             -------
     Options outstanding and exercisable at
       December 31, 2002                     500,000    $  .10
     Options granted in 2003                 250,000    $  .10
      Options exercised in 2003             (750,000)   $  .10
                                             -------
     Options outstanding and exercisable at
       December 31, 2003                       -0-
                                             =======


Note 11   Related Party Transactions

Management and Other Fees

     A company, which is owned by a stockholder/officer/director, provides certain management and administrative services to the Company. Management and other fees for the years ended December 31, 2003 and 2002 were $117,000 and $76,750, of which $4,750 represent stock issuance costs in 2002, incurred in connection with the preparation and filing of the Company's private offering memorandums.

                GAVELLA CORP. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2003 AND 2002


Note 11   Related Party Transactions

Legal Fees

A law firm, which is owned by a stockholder/officer/director provides legal and administrative services to the Company. Legal fees for the years ended December 31, 2003 and 2002 were $15,000 and $ 4,750, of which $4,750 represent stock issuance costs in 2002 incurred in connection with the preparation and filing of the Company's private offering memorandums.

Leases

     The Company leases its office space from a company that is owned by a stockholder/officer/director. Monthly rental payments are $800 per month. Rent expense for the years ended December 31, 2003 and 2002 was $9,600.

Corporate Reorganization Costs

     During the year ended December 31, 2003, the Company had intended to spin off, and subsequently revised its plans to not spin off, the Company's real estate operations. In connection with the proposed spin-off, the Company incurred $54,886, of which $30,000 was paid to two stockholder/officer/directors for services provided.

Note 12 - Subsequent Event

     Effective January 1, 2004, the Company acquired the stock of H. James Santoro, Inc., a Company owned by the President, for a nominal amount. The assets and liabilities will be recorded at their carrying amounts.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
-----------------------------------------------------------

None.


ITEM 8A    CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to our executive officers, key personnel, directors and nominees to become directors:

                              Age               Title
                              ----              ------
Harry J. Santoro, CPA          51               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      61               Vice President, Secretary
                                                and Director

Harry J. Santoro.   Mr. Santoro is 51 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate. He left the firm in 1982 to form a consulting company and to invest in real estate. He is experienced in tax and financial planning, particularly to businesses, related to complex transactions including mergers, acquisitions and securities offerings. He is currently engaged in real estate investments and apartment management as principal and President of H. James Santoro, Inc. as well as the Company.
He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson. Mr. Robinson, who is 61 years old, is admitted to practice law in the State of New Jersey, and until July 2003, maintained a full time legal practice concentrating on corporations, securities and

      associated general  practice matters.  He received a B.A. from Rutgers
University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and had been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation. In July 2003, he closed his law office and has been concentrating his time on the Company and as a consultant to other companies.

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

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                                       Long-
Name and                                               Annual       Restricted        Shares       Term      All other
Principle                                              Compen-        Stock           Underlying  Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)        Options    Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Harry J.       2003       0             0             $117,000(1)    1,000             125,000     0           0
Santoro,       2002       0             0             $ 76,750(1)        0             125,000     0           0
President,     2001       0             0             $ 74,500(1)        0             125,000     0           0
Treasurer


Stephen M.     2003       0             0             $15,000(2)     1,000             125,000     0           0
Robinson,      2002       0             0             $ 4,750(2)         0             125,000     0           0
Vice Pres.,    2001       0             0             $22,700(2)         0             125,000     0           0
Secretary

-----------------
(1) Includes fees payable to H. James Santoro, Inc. for management and for administrative services rendered.

(2)  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.

      Option Grants in Last Fiscal Year
---------------------------------

     The   following  table  sets  forth  information  concerning options
granted  to  the  executives  named  in   the   Summary Compensation  Table
above during the year  ended  December  31, 2003.

                                  Individual Grants
                                  ------------------
               Number of      % of Total
               Securities     Options        Exercise                    Grant Date
               Underlying     Granted to     or Base                   Fair Value ($)(2)
               Options        Employees in   Price     Expiration   -------------------
Name           Granted (1)    Fiscal Year    ($/sh)    Date         Per Share   Total $
-----          ------------   -------------  --------- -----------  ---------   --------
Stephen M.
Robinson       125,000         50%           $.10      07/31/2008    $.0000     $0

Harry J.
Santoro        125,000         50%           $.10      07/31/2008    $.0000     $0
               -------       -----                                              ----
Total          250,000       100%                                               $0


(1) The options are fully exercisable without restriction
(2) The Company uses the Black-Scholes option pricing method to calculate the fair value of stock options as of the date of the grant.


Aggregated Option Exercises in Last Fiscal Year and Year End Option Values
--------------------------------------------------------------------------

     The following table sets forth information concerning option exercises during the last fiscal year and outstanding options held as of December 30, 2003 by the executive named in the Summary Compensation Table above.

                                   Number of Securities     Value of Unexercised
                                       Underlying           In-the-Money
                                   Unexercised Options at      Options at
                                     Fiscal Year End (#)    Fiscal Year end (2)
               Shares              ----------------------   --------------------
               Acquired on       Value         Exercisable/    Exercisable/
Name           Exercise (#)    Realized (1)   Unexercisable   Unexercisable
-----          ------------    ------------   --------------  -------------
Stephen M.
Robinson       375,000           0                   0/  0         $0  / $0

Harry J.
Santoro        375,000           0                   0/  0         $0  / $0

(1) Value realized is determined by subtracting the exercise price from the fair market value on the date of exercise.

(2) Value of unexercised options is determined by subtracting the exercise price from the fair market value at December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all our executive officers, directors and nominees to become directors as a group.

                            #  Shares of
Name and Address of         Common Stock          % Outstanding
Beneficial Owner            Beneficially            Common Stock
                              Owned <F1>        Beneficially Owned
------------------          ---------------     -----------------------
Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052
Officer, Director              1,256,164<F2>               20.94%

Stephen M. Robinson
215 West Main Street
Maple Shade, NJ 08052
Officer, Director              1,020,893<F3>               17.01%

Robert Supplee
232 E. 9th Avenue
Conshohocken, PA 19428           415,000                    6.91%

James Wherty
2402 Sylon Blvd.
Hainesport, NJ   08036           365,500                    6.09%

John Caporaso
215 West Main Street
Maple Shade, NJ   08052          355,000                    5.92%

All Directors and
Officers as a
group (2 persons)              2,277,057                   37.95%

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

<F2>
  Includes 75,000 shares held by Donna M. Santoro, spouse of Harry J.
Santoro.

<F3>
  Includes 341,500 shares held by Theodora T. Robinson, spouse of Stephen M. Robinson.

Employment and Consulting Agreements
-------------------------------------

There are no employment agreements with the officers of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SVG Properties, L.P. entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex, plus reimbursement of certain expenses. Such agreement, as modified, is currently in effect, and may be terminated when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with New York Community Bank ("NYCB"). Pursuant to the agreements with NYCB including the First Mortgage and Security Agreement, such mortgage shall become immediately due and payable at the option of NYCB if (i) the control, management, or operation of the Property, or any part thereof, is transferred to any individual or entity other than Spring Village Holdings, Inc., the Corporate General Partner, or
(ii) the control of Spring Village Holdings, Inc. is transferred to any individual or other entity other than Bartram Holdings, Inc., or (iii) the control of Bartram is transferred to any individual or entity other than Harry J. Santoro. H. James Santoro, Inc. also provides management and administrative services to us. H. James Santoro, Inc. received in 2003 and 2002, respectively, $117,000 and $76,250 for such services. Mr. Santoro owned 100% of H. James Santoro, Inc. up to December 31, 2003. Gavella Corp. acquired H. James Santoro, Inc. for nominal consideration on January 1, 2004.

Stephen M. Robinson, P.A. rendered legal services to us. Stephen M. Robinson, P.A. is owned by Stephen M. Robinson. Stephen M. Robinson, P.A. received in 2003 and 2002, respectively, $15,000 and $4,750 for such services.

We currently maintain our principal executive offices in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $800. The building is owned by Harry J. Santoro, our President; however, we believe the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

During 2003, Harry J. Santoro purchased 630,000 shares of restricted common stock of the Company at a purchase price of $63,000 in cash, $.10 per share.

During 2003, Stephen M. Robinson purchased 375,000 shares of restricted common stock of the Company at a purchase price of $37,500 in cash, $.10 per share.

On March 24, 2003, Harry J. Santoro purchased from Spring Village Holdings, Inc., a wholly owned subsidiary of ours, a 49% interest in SVG Properties, L.P., for $50,000. Mr. Santoro also loaned us $15,000 and recast the terms of an $85,000 loan he previously made to us. The proceeds of the sale and the loan were reinvested into our apartment complex. As of December 31, 2003, Mr. Santoro owned a 49% limited partnership interest in SVG Properties, L.P.

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

10.05*       Fourth Amended and Restated Partnership Agreement of
             S.V.G. Properties, L.P.

10.06* First Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

10.07* Second Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

10.08* Third Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

10.09* First Mortgage Note - S.V.G. Properties, L.P., a New Jersey Limited Partnership to New York Community Bank

10.10* First Mortgage and Security Agreement - S.V.G. Properties, L.P., a New Jersey Limited Partnership, to New York Community Bank

10.11* Assignment of Rents and Leases - S.V.G. Properties, L.P., a New Jersey Limited Partnership, to New York Community Bank

10.12+ Fourth Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

10.13+ Fifth Amendment to the Fourth Amended and Restated Partnership Agreement of S.V.G. Properties, L.P.

10.14+ Apartment Management Agreement dated November 2003 (replaces exhibit 10.04 above)

21.1 +       List of Subsidiaries of Registrant

23.01*       Consent of Haefele, Flanagan & Co., P.C.

31.1+ Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+ Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


+filed herewith

---------

The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the Registrant's Registration Statement on Form 10-SB number 000-31143, effective September 24, 2000.


(b) Reports on Form 8-K
    -------------------

o Report on Form 8-K filed November 12, 2003 with respect to the transfer of all the assets and liabilities of our 100% wholly owned subsidiary, Spring Village Holdings, Inc., plus a $350,000 promissory note from SVG Properties, L.P., to Bartram Holdings, Inc.

o Report on Form 8-K filed November 19, 2003 with respect to the refinancing of our first and second mortgage as discussed herein.

o Report on Form 8-K filed February 6, 2004 regarding the decision by our Board of Directors not to spin-off Bartram Holdings, Inc., our real estate subsidiary, at least for the foreseeable future, but rather to focus on improving our operating results and reducing debt.


Item 14.  Principal Accounting Fees and Services

Audit Fees. The Company paid to Haefele, Flanagan & Co., p.c., audit fees of approximately $32,250 and $12,000 for 2003 and 2002, respectively.

Tax Fees. The Company paid to Haefele Flanagan & Co., fees for tax services $3,000 and $1,000 for 2003 and 2002, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GAVELLA CORP.
                                            (Registrant)

Date: March 30, 2004

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

Date: March 30, 2004

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