Form 10QSB
period 2004-03-31
GAVELLA CORP
filed 2004-05-12
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The Company had 6,000,000 shares of common stock, par value $.001 per share, outstanding as of May 10, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]

             GAVELLA CORP. AND SUBSIDIARIES
                      INDEX
                                                                   PAGE
PART 1.   FINANCIAL INFORMATION                                   ----

      ITEM 1.   FINANCIAL STATEMENTS

                GAVELLA CORP. AND SUBSIDIARIES
                ----------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2004 AND DECEMBER 31, 2003....................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003..........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS
                ENDED MARCH 31, 2004 ...................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................9

      ITEM 3.   CONTROLS AND PROCEDURES .............................16

PART II.  OTHER INFORMATION..........................................17

          ITEM 1    LEGAL PROCEEDINGS ...............................17

          ITEM 2    CHANGES IN SECURITIES ...........................17

          ITEM 3    DEFAULTS ON SENIOR SECURITIES ...................17


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS ................................17

          ITEM 5    OTHER INFORMATION ...............................17

          ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K ................17

      SIGNATURES.....................................................18

                      GAVELLA CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2004 AND DECEMBER 31, 2003
                               (Unaudited)

                                  ASSETS
                                                 March 31,       December 31,
                                           2004            2003
                                               -----------        -----------
Rental property, net                           $ 3,125,532        $ 3,152,995
Cash                                               238,217            265,850
Cash held in escrow                                 59,798             85,047
Accounts receivable, net of
  allowance for doubtful accounts
  of $6,750 and $5,400                               9,062             12,827
Note receivable                                    100,428            101,219
Interest receivable                                    625              6,783
Prepaid expenses                                    87,918             70,124
Deferred financing costs, net                       82,444             85,576
Investments, at cost                                33,250             33,250
                                               -----------        -----------
    Total Assets                               $ 3,737,274        $ 3,813,671
                                               ===========        ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities
  Mortgage notes payable                        $3,980,206        $ 3,995,082
  Notes payable                                    292,500            292,500
  Accounts payable                                     739                731
  Accrued expenses                                  12,350             18,656
  Security deposits payable                         88,039             86,189
  Deferred revenue                                   9,375             12,500
  Other liabilities                                 29,290             15,476
                                               -----------        -----------
     Total Liabilities                           4,412,499          4,421,134
                                               -----------        -----------

Minority interest                                      -                   -
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  8,000,000 shares authorized,
  6,000,000 shares issued
  and outstanding in 2004 and 2003                   6,000              6,000
 Additional paid in capital                        746,950            746,950
 Accumulated deficit                           ( 1,428,175)        (1,360,413)
                                               -----------        -----------
     Total stockholders' deficit               (   675,225)        (  607,463)
                                               -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                       $3,737,274        $ 3,813,671
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                               (Unaudited)

                              		             2004            2003
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 243,760      $   212,872
  Other revenue                                        3,125            3,125
                                                 -----------      -----------
    Total revenues                                   246,885          215,997

Operating expenses
  Administrative expenses                             83,097           69,975
  Utilities expense                                   52,936           47,130
  Operating and maintenance                           31,314           32,194
  Taxes and insurance                                 53,815           38,498
  Depreciation and amortization                       38,719           34,447
                                                 -----------      -----------
     Total operating expenses                        259,881          222,244
                                                 -----------      -----------

Operating loss                                   (    12,996)   (       6,247)
                                                 -----------      -----------
Other income (expense)
  Interest income                                      3,127              138
  Interest expense                              (     57,893)   (      75,208)
                                                 -----------      -----------
      Total other income (expense)              (     54,766)   (      75,070)
                                                 -----------      -----------
Net loss                                        ( $   67,762)   (   $  81,317)
                                                 ===========      ===========



Basic net loss per share                        ($      .01)     ($      .03)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            6,000,000        2,575,000
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                   (UNAUDITED)

                                   Common Stock      Additional                   Total
                                     Issued            Paid-in    Accumulated  Stockholders'
                                Shares     Amount      Capital      Deficit      Deficit
                               ---------  -------  ---------    ----------    -------------
Balance, January 1, 2004       6,000,000  $ 6,000  $ 746,950   $(1,360,413)       $(607,463)

Net Loss                                                         ( 67,762)         ( 67,762)
                               ---------  -------  ---------    ----------    -------------
Balance, March 31, 2004        6,000,000  $ 6,000  $ 746,950   $(1,428,175)       $(675,225)
                               =========  =======  =========    ==========    =============

                       GAVELLA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                               (Unaudited)

                                        	   2004            2003
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($   67,762)      ($ 81,317)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                     38,719          34,447
    Bad debt provision                                 1,350           4,100
    (Increase) decrease in:
      Accounts receivable                              2,415       (  18,114)
      Prepaid expenses                            (   17,794)      (   5,436)
      Interest receivable                              6,158             -0-
      Cash held in escrow                             25,249           1,177
     Increase (decrease) in:
      Accounts payable                                     8          13,132
      Accrued interest                                   -0-           3,000
      Accrued expenses                            (    6,306)          8,295
      Other liabilities                               13,814       (   5,866)
      Deferred revenue                            (    3,125)      (   3,125)
      Security deposits payable                        1,850           6,690
                                                 -----------     -----------
Net cash used in operating activities             (    5,424)      (  43,017)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (      8,124)     (    7,977)
  Loans made                                             -0-      (   25,000)
  Collections of loans                                   791             -0-
                                                 -----------     -----------
Net cash used in investing activities           (      7,333)     (   32,977)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     14,876)    (    11,754)
  Proceeds from notes payable                            -0-          40,000
  Payments on notes payable                              -0-     (     1,500)
  Increase in additional paid-in capital                 -0-          50,000
                                                 -----------     -----------
Net cash provided by (used in)
   financing activities                         (     14,876)         76,746
                                                 -----------     -----------
Increase (decrease) in cash                     (     27,633)            752

Cash, beginning                                      265,850          88,849
                                                 -----------     -----------
Cash, ending                                      $  238,217       $  89,601
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                        2004           2003

 Cash paid for interest                $ 57,893       $ 72,208
                                        ========       ========


During the quarter ended March 31, 2003, the Company entered into the following agreements with Intelisys Aviation Systems, Inc. ("Intelisys"), formerly known as Apta Holdings, Inc., an unrelated entity:

The Company will provide consulting services to InteliSys over a two year period. In exchange for its services, the Company received 500,000 shares of InteliSys' common stock valued at $.05 per share, or $25,000. As of March 31, 2004 and 2003, the Company recognized $3,125 and $3,125 of consulting fee revenue which is included in other revenue.

The Company loaned $50,000 to InteliSys in the form of $25,000 cash and assumption of $25,000 accounts payable to a related party. In consideration for making the loan, the Company received 100,000 shares of common stock of the entity valued at $5,000, or $.05 per share. The $5,000 has been recorded as deferred revenue and will be amortized over the two year term of the note.

In January 2004, the Company acquired the stock of H. James Santoro, Inc., a related entity, for its net book value of $334.

GAVELLA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

(UNAUDITED)

Note 1 - Organization

              Gavella Corp. ("Gavella" ) was incorporated on June 21, 2000 in the State of Delaware. Gavella is currently engaged in two lines of business, owning and operating income producing real estate and making investments in and providing consulting services to other businesses.

On September 30, 2003, Gavella transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. plus a $350,000 promissory note from SVG Properties, L.P., to Bartram Holdings, Inc. ("Bartram"), a newly formed Delaware corporation, also a 100% wholly owned subsidiary of Gavella, in exchange for 6,500,000 shares of $.001 par value Bartram common stock. Spring Village Holdings, Inc. owns a 4.5% general partnership interest and a 26.5% limited partnership interest (a 31% controlling interest in total) in SVG Properties, L.P., a New Jersey limited partnership. The Partnership owns a 124 unit apartment complex. The transfer of Spring Village Holdings, Inc. to Bartram was the result of a decision by Gavella's Board of Directors to separate their investment and consulting business from their real estate business. On January 3, 2004, Gavella purchased the stock of
H. James Santoro, Inc., an entity owned by a stockholder/officer/director for its net book value of $334 pursuant to a Stock Purchase agreement.


Note 2   Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2003 and 2002, which were audited and appear in the Form 10-KSB previously filed by the Company.

Note 3   Unaudited Financial Statements

     The consolidated balance sheet as of March 31, 2004 and the related consolidated statements of operations and deficit, and cash flows for the three months ended March 31, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, in conformity with generally accepted accounting principles, have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Stock Based Compensation

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The Company did not have any stock-based employee compensation expense during the quarters ended March 31, 2004 and 2003.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 2003.

General
--------

Gavella Corp. ("we", "our", "Gavella" or the "Company") is a holding company. We are currently engaged in two lines of business; owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. We have two wholly owned subsidiaries, Bartram Holdings, Inc. ("Bartram"), and H. James Santoro, Inc.. Bartram owns Spring Village Holdings, Inc. Spring Village Holdings, Inc. owns a 31% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns a 124 unit apartment complex. The chart below depicts our corporate structure:

                         ------------------
                        |   Gavella Corp.  | -----------owns 100% of
                         ------------------        H. James Santoro, Inc.
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

The following discussion of our business includes the business of Bartram Holdings, Inc., H. James Santoro, Inc., Spring Village Holdings, Inc. and SVG Properties, L.P. Unless the context otherwise requires, all references in this report to "we", "us", "our", the "Company" or "Gavella" refer collectively to Gavella, Bartram, H. James Santoro, Inc., Spring Village Holdings, Inc. and SVG Properties, L.P.

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

The consolidated financial statements include the accounts of Gavella Corp., Bartram Holdings, Inc., H. James Santoro, Inc., Spring Village Holdings, Inc. and SVG Properties, L.P. All significant intercompany transactions and accounts have been eliminated. The outside investors' limited partnership interests have been reflected as minority interests.

Our primary focus is to own and operate apartment complexes.

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

On January 3, 2004, we acquired H. James Santoro, Inc. from Harry J. Santoro, our President and a Director, for nominal consideration. H. James Santoro, Inc. is a consulting company which provides management and administrative services to us and consulting services to unrelated companies. Prior to January 1, 2004, H. James Santoro, Inc. billed us for services provided to Gavella and our subsidiaries.

Employees
---------

In addition to Harry J. Santoro, the President and Treasurer, and Stephen M. Robinson, the Vice President and Secretary, we employ five other people on a regular basis who manage and maintain the apartment complex and perform administrative functions.


Facilities
----------

The Company currently maintains its principal executive offices in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052.


Results of Operations
----------------------

The following discussion is for the three months ended March 31, 2004 and 2003, respectively.

We reported total revenues of $246,885 and $215,997 in 2004 and 2003, respectively. Total revenues increased by $30,888, or 14.3%. Occupancy was approximately 99.2% and 91.5%, respectively. Average unit rental rates increased by 3.8%. Our vacancy decreased to .8% from 9.5%. Increasing rental rates and decreasing vacancy resulted in an increase in net rental income of $28,080, or 13.8%. Tenant charges increased by $2,808 to $11,483. Other revenue in 2004 and 2003 consisted of fees for consulting services provided to other companies.

Below is an analysis of our revenues.

                            2004         2003      change    %change
                           -------     -------     ------     ----
Gross rent potential      $234,172    $225,535    $ 8,637      3.8
Less:  vacancy               1,895      21,338    (19,443)   (91.1)
                           -------     -------     ------     ----
Net rental income          232,277     204,197     28,080     13.8
Tenant charges & misc.      11,483       8,675      2,808     32.4
Other revenues               3,125       3,125          0
                           -------     -------     ------     ----
Total revenues            $246,885    $215,997     30,888     14.3

Total operating expenses increased from $222,244 in 2003 to $259,881 in 2004, an increase of $37,637 or 17%.

Administrative expenses increased to $83,097 in 2004 from $69,975 in 2003. The increase in administrative expenses arose from added public company overhead. Utilities increased by $5,806 as a result of a significant increase in the price of natural gas used for heating and rising water and sewer costs. Operating and maintenance expense decreased from $32,194 in 2003 to $31,314 in 2004. Taxes and insurance increased by $15,317, from $38,498 in 2003 to $53,815 in 2004, primarily due to increases in health insurance, payroll and real estate taxes. Depreciation increased by $4,272 to $38,719 in 2004, as a result of recent capital improvements being depreciated. Operating loss increased from ($6,247) in 2003 to ($12,996) in 2004. The increase in revenues was not large enough to offset the increases in total expenses discussed above. Our first quarter is usually our worst quarter operationally in that heating costs and weather related costs are highest in our first quarter. Now that the winter is over, we are expecting our operating results to improve over the next few quarters.

Net interest expense decreased by $20,304 from $75,070 in 2003 to $54,766 in 2004. We refinanced our debt at lower rates in November 2003 Going forward, our interest expense will be lower in 2004 when compared to 2003.

Net loss decreased from ($81,317) in 2003 to ($67,672) in 2004. Rising revenues and lower interest costs more than offset the increase in operating costs discussed above. Basic net loss per share decreased from ($.03) in 2003 to ($.01) in 2004.

We are taxed as a C-corporation for federal and state income tax purposes. As such, we will pay taxes on our net income as defined by the Internal Revenue Code. None of our tax attributes flow through to our shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At March 31, 2004, we had $236,648 in working capital, including cash held in escrow for anticipated future expenses. However, we need additional financing to expand our business, to carry out our business plan and to reduce debt.

On January 1, 2004, we had $265,850 in cash, exclusive of $85,047 in cash held in escrow accounts.

During the three months ended March 31, 2004, we used $5,424 to fund operations. We received $791 from notes receivable. We used $8,124 to purchase property and equipment, and reduced mortgage debt by $14,876. The net decrease in cash for the period was $27,633. We had $238,217 in cash on March 31, 2004, exclusive of $59,798 in cash held in escrow accounts.

We project breakeven cash flow from operations in the fiscal year 2004. We believe we have sufficient cash on hand to fund our operations for the next twelve months. However, there can be no assurance that we will be successful in our efforts to generate sufficient cash flow to meet our scheduled debt service or other cash requirements.

On April 5, 2004, we commenced a private offering of 675,000 shares of our common stock at $.10 per share, and expect to raise $67,000 net cash proceeds prior to June 30, 2004. The proceeds of this offering will be used to fund our operations and make investments in other businesses.

Our balance sheet is highly leveraged. We plan to reduce this leverage through future equity offerings as well as by utilizing funds generated from operations to reduce debt. We believe we can support operations and planned capital expenditures for at least twelve months. Thereafter, our continued success will be dependant upon our ability to maintain occupancy at 95% or above and to keep operating costs under control.

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

For a more detailed discussion of the risk factors which affect our business, please read this report in conjunction with our previously filed Form 10-KSB.

ITEM 3    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and the participating of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. It should be noted that design of any system controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goal.

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


                            GAVELLA CORP.


Dated: May 12, 2003         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer