Form 10QSB
period 2004-06-30
GAVELLA CORP
filed 2004-08-04
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The Company had 6,750,000 shares of common stock, par value $.001 per share, outstanding as of July 21, 2004.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 2004 AND DECEMBER 31, 2003.....................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.............4

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS
                ENDED JUNE 30, 2004 ....................................5

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003.............6-7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............8-9


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................10

      ITEM 3.   CONTROLS AND PROCEDURES ................................17

PART II.  OTHER INFORMATION..........................................18

          ITEM 1    LEGAL PROCEEDINGS ...............................18

          ITEM 2    CHANGES IN SECURITIES ...........................18

          ITEM 3    DEFAULTS ON SENIOR SECURITIES ...................19


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS ................................19

          ITEM 5    OTHER INFORMATION ...............................19

          ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K ................19

      SIGNATURES.....................................................20

                      GAVELLA CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2004 AND DECEMBER 31, 2003
                               (Unaudited)

                                  ASSETS
                                                 June 30,       December 31,
                                           2004            2003
                                               -----------        -----------
Rental property, net                           $ 3,131,806        $ 3,152,995
Cash                                               233,879            265,850
Cash held in escrow                                 88,787             85,047
Accounts receivable, net of
  allowance for doubtful accounts
  of $7,750 and $5,400                              13,576             12,827
Notes receivable                                   108,822            101,219
Interest receivable                                    -0-              6,783
Prepaid expenses                                    47,024             70,124
Deferred financing costs, net                       79,312             85,576
Investments, at cost                                33,250             33,250
                                               -----------        -----------
    Total Assets                               $ 3,736,456        $ 3,813,671
                                               ===========        ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities
  Mortgage notes payable                        $3,965,149        $ 3,995,082
  Notes payable                                    292,500            292,500
  Accounts payable                                   3,361                731
  Accrued expenses                                  13,645             18,656
  Security deposits payable                         86,089             86,189
  Deferred revenue                                     -0-             12,500
  Other liabilities                                 14,640             15,476
                                               -----------        -----------
     Total Liabilities                           4,375,384          4,421,134
                                               -----------        -----------

Minority interest                                      -                   -
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  15,000,000 and 8,000,000 shares
  authorized, 6,750,000 and 6,000,000
  shares issued and outstanding
  in 2004 and 2003                                   6,750              6,000
 Additional paid in capital                        820,700            746,950
 Accumulated deficit                           ( 1,466,378)        (1,360,413)
                                               -----------        -----------
     Total stockholders' deficit               (   638,928)        (  607,463)
                                               -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                       $3,736,456        $ 3,813,671
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                               (Unaudited)

                                           2004            2003
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 488,487      $   441,084
  Other revenue                                       12,500           56,250
                                                 -----------      -----------
    Total revenues                                   500,987          497,334

Operating expenses
  Administrative expenses                            192,418          146,789
  Utilities expense                                   84,722           77,294
  Operating and maintenance                           69,205           69,924
  Taxes and insurance relating to operations          84,613           78,319
  Depreciation and amortization                       77,437           68,893
                                                 -----------      -----------
     Total operating expenses                        508,395          441,219
                                                 -----------      -----------

Operating income (loss)                          (     7,408)          56,115
                                                 -----------      -----------
Other income (expense)
  Interest income                                      6,587            7,944
  Interest expense                              (    116,301)   (     154,508)
  Gain on sale of investment                          11,157              -0-
                                                 -----------      -----------
      Total other income (expense)              (     98,557)   (     146,564)
                                                 -----------      -----------
Net loss                                        ( $  105,965)   (   $  90,449)
                                                 ===========      ===========



Basic net loss per share                        ($      .02)     ($      .03)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            6,016,393        2,923,343
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                   (UNAUDITED)

                                   Common Stock      Additional                   Total
                                     Issued            Paid-in    Accumulated  Stockholders'
                                Shares     Amount      Capital      Deficit      Deficit
                               ---------  -------  ---------    ----------    -------------
Balance, January 1, 2004       6,000,000  $ 6,000  $ 746,950   $(1,360,413)       $(607,463)

Issuance of 750,000 shares
 common stock, net of
 stock issuance costs
 of $500                         750,000      750     73,750          -0-            74,500

Net Loss                                                         (105,965)         (105,965)
                               ---------  -------  ---------    ----------    -------------
Balance, June 30, 2004        6,750,000  $ 6,750  $ 820,700   $(1,466,378)       $(638,928)
                               =========  =======  =========    ==========    =============

                       GAVELLA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                               (Unaudited)

                                           2004            2003
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($  105,965)      ($ 90,449)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                     77,437          68,893
    Issuance of stock for services                     7,500             -0-
    Gain on sale of investment                    (   11,157)            -0-
    Bad debt provision                                 2,350       (   2,000)
    Interest income on note receivable                   -0-       (   5,000)
    Loan facilitation fee                                -0-       (  50,000)
    (Increase) decrease in:
      Accounts receivable                         (    3,099)         23,933
      Prepaid expenses                                23,100          21,311
      Interest receivable                              6,783       (   2,720)
      Cash held in escrow                         (    3,740)      (  44,860)
     Increase (decrease) in:
      Accounts payable                                 2,630       (  18,101)
      Accrued interest                                   -0-           6,000
      Accrued expenses                            (    5,011)      (   3,756)
      Other liabilities                           (      836)      (   1,183)
      Deferred revenue                            (   12,500)      (   6,250)
      Security deposits payable                   (      100)         13,780
                                                 -----------     -----------
Net cash used in operating activities             (   22,608)      (  90,402)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (     49,984)     (   85,979)
  Loans made                                    (     14,885)     (   97,500)
  Collections of loans                                 7,282             -0-
  Proceeds from sale of investments                   11,157             -0-
                                                 -----------     -----------
Net cash used in investing activities           (     46,430)     (  183,479)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     29,933)    (    23,753)
  Proceeds from notes payable                            -0-         125,000
  Payments on notes payable                              -0-     (     7,000)
  Increase in additional paid-in capital                 -0-          50,000
  Issuance of common stock, net                       67,000         135,000
                                                 -----------     -----------
Net cash provided by financing activities             37,067         279,247
                                                 -----------     -----------
Increase (decrease) in cash                     (     31,971)          5,366

Cash, beginning                                      265,850          88,849
                                                 -----------     -----------
Cash, ending                                      $  233,879       $  94,215
                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                        2004           2003

 Cash paid for interest                      $116,301       $148,508
                                        ========       ========

 Proceeds from issuance of common stock during the six months ended June 30, 2004 and 2003 follows:

    Issuance of common stock                   $ 75,000         $  155,000
    Common stock issued for services           (  7,500)               -0-
    Common stock subscription                       -0-            (19,700)
    Stock issuance costs                       (    500)         (     300)
                                         --------          ---------
    Net proceeds from issuance of common
      stock                                    $ 67,000         $  135,000
                                        ========          =========


During the six months ended June 30, 2003, the Company entered into the following agreements with Intelisys Aviation Systems, Inc. ("Intelisys"), formerly known as Apta Holdings, Inc., an unrelated entity:

The Company will provide consulting services to InteliSys over a two year period. In exchange for its services, the Company received 500,000 shares of InteliSys' common stock valued at $.05 per share, or $25,000. As of June 30, 2004 and 2003, the Company recognized $12,500 and $6,250 of consulting fee revenue which is included in other revenue.

The Company loaned $50,000 to InteliSys in the form of $25,000 cash and assumption of $25,000 accounts payable to a related party. As consideration for making the loan, the Company received 100,000 shares of common stock of InteliSys valued at $5,000, or $.05 per share. The $5,000 fee is recorded as interest income.

The Company assumed an additional $16,219 of InteliSys's accounts payable to a related party in exchange for a promissory note receivable from InteliSys.

The Company also loaned InteliSys $72,500 in order to settle certain bank debt of InteliSys at a discount. For its efforts in favorably settling InteliSys' debt, the Company received a $50,000 loan facilitation fee in the form of a
promissory note receivable from InteliSys.   The promissory note is convertible
into 1,000,000 shares of InteliSys' common stock. The $50,000 loan facilitation fee is recorded as other revenue.

In January 2004, the Company acquired the stock of H. James Santoro, Inc., a related entity, for its net book value of $334.

In May 2004, the Company issued 75,000 shares of common stock to consultants, all of whom are also shareholders, in exchange for services provided, valued at $7,500, or $.10 per share.

GAVELLA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
(UNAUDITED)

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

Note 3   Unaudited Financial Statements

     The consolidated balance sheet as of June 30, 2004 and the related consolidated statements of operations and changes in stockholders' deficit, and cash flows for the six months ended June 30, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, in conformity with generally accepted accounting principles, have been made. Results for an interim period should not be considered as indicative of results for a full year.

GAVELLA CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003

(UNAUDITED)


Note 4   Stocked Based Compensation

     Effective January 31, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 15, 1995. The Company issued 250,000 options to purchase common shares at a price of $.10 per share during the periods ended June 30, 2004 and 2003. These options had no value at the time of issuance. In May 2004, the Company issued 75,000 shares of stock to consultants, all of whom are also shareholders, for services rendered, which were valued at $7,500, and which is properly recorded as an expense.

Note 5 - Related Party Transactions

     During the quarter ended June 30, 2004, the Company issued 75,000 shares of its common stock, valued at $7,500, to consultants, all of whom are also shareholders. The Company also purchased a $14,885 note receivable from Beran Corp., a company controlled by Harry J. Santoro, our President and a Director. The note has a fair market value of $14,885, the purchase price.

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

We have had a history of losses and as of December 31, 2003 reported an accumulated deficit of $1,360,413. We did not generate a positive cash flow from operations in the last two fiscal years, due to unanticipated rising costs and one time charges. In 2003 and 2002, we had a negative cash flow from operations of $221,198 and $35,166, respectively. However, due to the refinancing of our real estate business on November 7, 2003, we anticipate breakeven cash flow from operations in the fiscal year 2004. We expect to cover most, if not all of our cash requirements in 2004 from internally generated funds and existing cash revenues. However, there can be no assurance that we will be successful in our efforts to generate sufficient cash flow or to raise capital to meet our scheduled debt service or other cash requirements.

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

During the second quarter of 2003, we invested an additional $88,719 in the form of secured promissory notes. Of the proceeds, $72,500 was used by InteliSys to settle certain bank debt. For our efforts in assisting InteliSys in settling the bank debt, we received a loan facilitation fee in the form of a $50,000 convertible promissory note. We subsequently converted the note into 1,000,000 shares of restricted common stock. During the quarter ended December 31, 2003, we invested an additional $62,500 in the form of secured promissory notes. We sold 935,000 restricted InteliSys shares in private transactions, recognizing a gain of $23,750. Prior to December 31, 2003, InteliSys repaid $100,000. On June 30, 2004, we owned 665,000 shares of restricted common stock in InteliSys, and hold options to acquire an additional 155,000 shares of restricted common stock for $15,500 ($.10 per share.) InteliSys, through its wholly owned subsidiary, InteliSys Aviation Systems, is a provider of integrated software and hosting services to regional, mid-size airlines and fleet operators. InteliSys is not yet profitable, and the investment in InteliSys is highly speculative. The investment in InteliSys will be carried at cost.

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


Results of Operations
----------------------

The following discussion is for the six months ended June 30, 2004 and 2003, respectively.

We reported total revenues of $500,987 and $497,334 in 2004 and 2003, respectively. Total revenues increased by $3,653, or .7%. Occupancy was approximately 98.9% and 93.6%, respectively. Average unit rental rates increased by 4.3%. Our vacancy rate decreased to 1.1% from 6.4%. Increasing rental rates and decreasing vacancy resulted in an increase in net rental income of $44,953, or 10.7%. Tenant charges increased by $2,450 to $21,865. Other revenue in 2004 and 2003 consisted of fees for consulting services provided to other companies.

Below is an analysis of our revenues.

                                  2004         2003      change    %change
                           -------     -------     ------     ----
Gross rent potential      $472,022    $452,425    $19,597      4.3
Less:  vacancy               5,400      25,356    (19,956)   (78.7)
                           -------     -------     ------     ----
Net rental income          466,622     421,669     44,953     10.7
Tenant charges & misc.      21,865      19,415      2,450     12.6
Other revenues              12,500      56,250    (43,750)   (77.8)
                           -------     -------     ------     ----
Total revenues            $500,987    $497,334      3,653      0.7

Total operating expenses increased from $441,219 in 2003 to $508,395 in 2004, an increase of $67,176 or 15.2%.

Administrative expenses increased to $192,418 in 2004 from $146,789 in 2003. The increase in administrative expenses arose primarily from added public company overhead. Utilities increased by $7,428 as a result of a significant increase in the price of natural gas used for heating and rising water and sewer costs. Operating and maintenance expense decreased from $69,924 in 2003 to $69,205 in 2004. Taxes and insurance relating to operations increased by $6,294, from $78,319 in 2003 to $84,613 in 2004, primarily due to increases in property insurance and real estate taxes. Depreciation increased by $8,544 to $77,437 in 2004, as a result of recent capital improvements being depreciated. Operating loss was ($7,408) in 2004. The increase in revenues was not large enough to offset the increases in total expenses discussed above. Our first half is usually our worst half operationally in that heating costs and weather related costs are highest in our first quarter. Now that the winter is over, we are expecting our operating results to improve over the next few quarters.

Net interest expense decreased by $36,850 from $146,564 in 2003 to $109,714 in 2004. We refinanced our debt at lower rates in November 2003 Going forward, our interest expense will be lower in 2004 when compared to 2003.

We realized an $11,157 capital gain on sale of an investment in 2004, the proceeds of which will be used for new investments.

Net loss increased from ($90,449) in 2003 to ($105,965) in 2004. Rising revenues and lower interest costs were not enough to offset the increase in operating costs discussed above. Basic net loss per share decreased from ($.03) in 2003 to ($.02) in 2004.

We are taxed as a C-corporation for federal and state income tax purposes. As such, we will pay taxes on our net income as defined by the Internal Revenue Code. None of our tax attributes flow through to our shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At June 30, 2004, we had $270,592 in working capital, including cash held in escrow for anticipated future expenses. However, we need additional financing to expand our business, to carry out our business plan and to reduce debt.

On January 1, 2004, we had $265,850 in cash, exclusive of $85,047 in cash held in escrow accounts.

      During the six months ended June 30, 2004, we used $22,608 to fund operations. We received $11,157 from the sale of an investment. We made loans of $14,885 and collected $7,282 of notes receivable. We used $49,984 for capital expenditures, primarily renovations, and reduced mortgage debt by $29,933. We realized $67,000 in net proceeds from the sale of stock. The net decrease in cash for the period was $31,971. We had $233,879 in cash on June 30, 2004, exclusive of $88,787 in cash held in escrow accounts.

We started a significant renovation of property in June of 2003 which is nearing completion. We expect future capital improvements and equipment replacements to return to more historical levels going forward, generally around $40,000 per year.

We project near breakeven cash flow from operations in the fiscal year 2004. We believe we have sufficient cash on hand to fund our operations for the next twelve months. However, there can be no assurance that we will be successful in our efforts to generate sufficient cash flow to meet our scheduled debt service or other cash requirements.

On April 5, 2004, we commenced a private offering of 675,000 shares of our common stock at $.10 per share, and we raiseed $67,000 in net cash proceeds prior to June 30, 2004. The proceeds of this offering will be used to fund our operations and make investments in other businesses.

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

ITEM 3    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and the participation of its management, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. It should be noted that design of any system controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goal.

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


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES


Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending June 30, 2004 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

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

     We issued 675,000 shares of our common stock to five investors for consideration of $67,500, in reliance upon Rule 506 of Regulation D of the Securities Act.

     We issued 75,000 shares of our common stock valued at $7,500 to thirteen individuals, all of whom are shareholders, as compensation for services rendered, in reliance upon Rule 506 of Regulation D of the Securities Act.

ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     Gavella has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol GVLA.OB. As of July 21, 2003, the Company's common stock has been thinly traded at a price range between $.06 and $.25 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 3.01(a) - Amendment to the Certificate of Incorporation of Gavella Corp. dated June 7, 2001.

     Exhibit 3.01(b) - Amendment to the Certificate of Incorporation of Gavella Corp. dated August 20, 2003.

     Exhibit 3.01(c) - Amendment to the Certificate of Incorporation of Gavella Corp. dated June 30, 2004.

      Exhibit 10.15 - Stock Purchase Agreement between Gavella Corp. and H. James Santoro, Inc., dated January 3, 2004.

     Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

     Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

     Exhibit 32.1 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GAVELLA CORP.


Dated: August 4, 2004         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer