Form 10QSB
period 2004-09-30
GAVELLA CORP
filed 2004-11-05
CIK 1120210

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The Company had 6,750,000 shares of common stock, par value $.001 per share, outstanding as of October 30, 2004.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2004 AND DECEMBER 31, 2003................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.......4

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' DEFICIT FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2004 ...............................5

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.......6-7

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


          ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS ................................19

          ITEM 5    OTHER INFORMATION ...............................19

          ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K ................19

      SIGNATURES.....................................................20

                      GAVELLA CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                               (Unaudited)

                                  ASSETS
                                                 June 30,       December 31,
                                           2004            2003
                                               -----------        -----------
Rental property, net                           $ 3,137,310        $ 3,152,995
Cash                                               203,230            265,850
Cash held in escrow                                 25,052             85,047
Marketable Securities                               20,125                -0-
Accounts receivable, net of
  allowance for doubtful accounts
  of $9,250 and $5,400                              17,062             12,827
Notes receivable                                    96,560            101,219
Interest receivable                                    -0-              6,783
Prepaid expenses                                    86,998             70,124
Deferred financing costs, net                       76,180             85,576
Investments, at cost                                 5,780             33,250
                                               -----------        -----------
    Total Assets                               $ 3,668,297        $ 3,813,671
                                               ===========        ===========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities
  Mortgage notes payable                        $3,955,009        $ 3,995,082
  Notes payable                                    275,000            292,500
  Accounts payable                                  13,775                731
  Accrued expenses                                  12,251             18,656
  Accrued interest                                  16,005                -0-
  Security deposits payable                         83,487             86,189
  Deferred revenue                                     -0-             12,500
  Other liabilities                                  6,196             15,476
                                               -----------        -----------
     Total Liabilities                           4,361,723          4,421,134
                                               -----------        -----------

Minority interest                                      -                   -
                                               -----------        -----------

Stockholders' Deficit
 Common stock, $.001 par value,
  15,000,000 and 8,000,000 shares
  authorized, 6,750,000 and 6,000,000
  shares issued and outstanding
  in 2004 and 2003                                   6,750              6,000
 Additional paid in capital                        820,700            746,950
 Accumulated deficit                           ( 1,522,330)       (1,360,413)
 Accumulated other comprehensive
    income                                           1,454                -0-
                                               -----------        -----------
     Total stockholders' deficit               (   693,426)       (  607,463)
                                               -----------        -----------
Total Liabilities and Stockholders'
  Deficit                                       $3,668,297        $ 3,813,671
                                               ===========        ===========

                       GAVELLA CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                               (Unaudited)

                                           2004            2003
                                                 -----------      -----------
Revenues
  Rental real estate                               $ 739,736      $   678,002
  Other revenue                                       14,600           67,875
                                                 -----------      -----------
    Total revenues                                   754,336          745,877

Operating expenses
  Administrative expenses                            294,558          226,593
  Utilities expense                                  107,145           98,066
  Operating and maintenance                          110,453          107,842
  Taxes and insurance relating to operations         125,519          118,557
  Depreciation and amortization                      116,156          103,339
                                                 -----------      -----------
     Total operating expenses                        753,831          654,397
                                                 -----------      -----------

Operating income                                         505           91,480
                                                 -----------      -----------
Other income (expense)
  Interest income                                     10,081          13,763
  Interest expense                              (    174,017)  (     250,119)
  Gain on sale of investment                          12,734          23,750
  Impairment loss on investment                 (     11,220)            -0-
                                                 -----------      -----------
      Total other income (expense)              (    162,422)  (     212,606)
                                                 -----------      -----------
Net loss                                        ( $  161,917)  (   $ 121,126)
                                                 ===========      ===========



Basic net loss per share                        ($      .02)     ($      .03)
                                                 ===========      ===========

Average number of common shares outstanding -
  Basic                                            6,261,818        3,516,593
                                                 ===========      ===========

                       GAVELLA CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                   (UNAUDITED)

                                                                               Accumulated
                                   Common Stock      Additional                  Other           Total
                                     Issued            Paid-in  Accumulated   Comprehensive   Stockholders'
                                Shares     Amount      Capital      Deficit   Income (loss)    Deficit
                               ---------  -------  ---------    ----------   -------------  -------------
Balance, January 1, 2004       6,000,000  $ 6,000  $ 746,950   $(1,360,413)             -0-     $(607,463)

Issuance of 750,000 shares
 common stock, net of
 stock issuance costs
 of $500                         750,000      750     73,750          -0-               -0-        74,500

Comprehensive income(loss)
  Net loss                                                       (161,917)              -0-      (161,917)
  Other comprehensive
   income (loss), net of
   $0 tax
  Unrealized holding gain on
   investments arising during
   the period                        -0-      -0-        -0-          -0-            1,454          1,454
                                                                                            -------------
Total comprehensive income
  (loss)                                                                                         (160,463)
                               ---------  -------  ---------    ----------   -------------- -------------
Balance, September 30, 2004    6,750,000  $ 6,750  $ 820,700   $(1,522,330)   $      1,454      $(693,426)
                               =========  =======  =========    ==========   ============== =============

                       GAVELLA CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                               (Unaudited)

                                           2004            2003
                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                       ($  161,917)      ($121,126)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                    115,753         103,339
    Issuance of stock for services                     7,500           7,500
    Gain on sale of investment                    (   12,734)            -0-
    Impairment loss on investment                     11,220             -0-
    Bad debt provision                                 3,850           1,000
    Interest income on note receivable                   -0-       (   9,500)
    Loan facilitation fee                                -0-       (  50,000)
    (Increase) decrease in:
      Accounts receivable                         (    8,085)         14,717
      Prepaid expenses                            (   16,874)      (  54,751)
      Interest receivable                              6,783       (   3,747)
      Cash held in escrow                             59,995       (   3,328)
     Increase (decrease) in:
      Accounts payable                                13,044       (  17,951)
      Accrued interest                                16,005           9,000
      Accrued expenses                            (    6,405)          1,108
      Other liabilities                           (    9,280)      (  10,127)
      Deferred revenue                            (   12,500)      (  17,875)
      Security deposits payable                   (    2,702)         12,577
                                                 -----------     -----------
Net cash (used in) provided by
     operating activities                              3,653       ( 139,164)
                                                 -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment           (     90,672)     (  149,804)
  Loans made                                    (     14,885)     (  173,854)
  Collections of loans                                19,544         100,000
  Purchase of investments                       (     18,671)            -0-
  Proceeds from sale of investments                   28,984             -0-
                                                 -----------     -----------
Net cash used in investing activities           (     75,700)     (  223,658)
                                                 -----------     -----------
Cash flows from financing activities:
  Repayment of mortgage notes payable           (     40,073)    (    36,002)
  Proceeds from notes payable                            -0-         387,700
  Payments on notes payable                     (     17,500)    (   188,500)
  Increase in additional paid-in capital                 -0-          50,000
  Issuance of common stock, net                       67,000         159,750
                                                 -----------     -----------
Net cash provided by financing activities              9,427         372,948
                                                 -----------     -----------
Increase (decrease) in cash                     (     62,620)         10,126

Cash, beginning                                      265,850          88,849
                                                 -----------     -----------
Cash, ending                                      $  203,230       $  98,975

                                                 ===========     ===========

                       GAVELLA CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                             (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                        2004           2003

 Cash paid for interest                      $158,012       $241,119
                                        ========       ========

 Proceeds from issuance of common stock during the nine months ended September 30, 2004 and 2003 follows:

    Issuance of common stock                   $ 75,000         $  230,500
    Common stock issued for services           (  7,500)         (   7,500)
    Common stock subscription                       -0-          (  15,450)
    Conversion of notes payable into stock          -0-          (  47,500
    Stock issuance costs                       (    500)         (     300)
                                         --------          ---------
    Net proceeds from issuance of common
      stock                                    $ 67,000         $  159,750
                                        ========          =========

During the nine months ended September 30, 2003, the Company entered into the following agreements with InteliSys Aviation Systems, Inc.
("InteliSys"), formerly known as Apta Holdings, Inc., an unrelated entity:

The Company will provide consulting services to InteliSys over a two year period. In exchange for its services, the Company received 500,000 shares of InteliSys' common stock valued at $.05 per share, or $25,000. As of September 30, 2004 and 2003, the Company recognized $12,500 and $9,375 of consulting fee revenue which is included in other revenue.

The Company loaned InteliSys $50,000 in the form of $25,000 cash and via assumption of $25,000 of InteliSys' accounts payable to a related party. As consideration for making the loan, the company received 100,000 shares of InteliSys' common stock values at $.05 per share, or $5,000. The $5,000 fee is recorded as interest income.

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

During the nine months ended September 30, 2003, certain note holders converted notes payable in the amount of $47,500 to 475,000 shares of Gavella common stock. The note holders also received 460,000 shares of InteliSys common stock for $.05 per share, or $23,000 as additional interest. In addition, the same note holders converted notes payable in the amount of $47,500 to 475,000 shares of InteliSys common stock for $.10 per share. Gavella recognized a gain of $23,750 on the transfer of a portion of its investments in InteliSys to the note holders.

In January 2004, the Company acquired the stock of H. James Santoro, Inc., a related entity, for its net book value of $334.

In May 2004, the Company issued 75,000 shares of common stock to consultants, all of whom are shareholders, in exchange for services provided valued at $7,500, or $.10 per share.

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

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

Note 3   Unaudited Financial Statements

     The consolidated balance sheet as of September 30, 2004 and the related consolidated statements of operations and deficit, and cash flows for the nine months ended September 30, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals), which are necessary for a fair presentation of financial position and results of operations for such periods, in conformity with generally accepted accounting principles, have been made. Results for an interim period should not be considered as indicative of results for a full year.

GAVELLA CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)
SEPTEMBER 30, 2004 AND 2003




Note 4 - Stock Based Compensation

Effective January 31, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company, stock-based compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 15, 1995. The Company issued 250,000 options to purchase common shares at a price of $.10 per share during the periods ended September 30, 2004 and 2003. These options had no value at the time of issuance. In May 2004, the Company issued 75,000 shares of stock to consultants, all of whom are also shareholders, for services rendered, which were valued at $7,500, and which is properly recorded as an expense.

Note 5 - Related Party Transactions

During the nine months ended ended September 30, 2004, the Company issued 75,000 shares of its common stock, valued at $7,500, to consultants, all of whom are also shareholders. The Company also purchased a $14,885 note receivable from Beran Corp., a company controlled by Harry J. Santoro, our President and a Director. The note has a fair market value of $14,885, the purchase price.

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

On September 30, 2001, we invested $25,000 in DATANET Office Solutions, Inc.
in exchange for 500,000 shares of common stock.   On July 31, 2002, we sold
our investment in DATANET for $50,000. DATANET is in the business of providing office supplies, printing, print management, ad specialties and a number of related services.

On October 31, 2001, we invested $3,750 in Eastern Envelopes & Graphics, Inc. ("Eastern"). We invested an additional $5,250 in 2002. Eastern is in the business of commercial printing, primarily envelopes. The investment in Eastern has been written off.

During 2003, we invested approximately $200,000 in InteliSys Aviation Systems of America, Inc. We liquidated a portion of our investment in InteliSys during 2003, recognizing a gain of $23,750. We liquidated most of the remainder of our investment in InteliSys during 2004, recognizing a gain of $12,734. We currently own 340,000 shares of InteliSys common stock, have options to acquire an additional 155,000 shares of common stock for $15,500 ($.10 per share), and hold notes receivable from InteliSys totaling $81,784.

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


Results of Operations
----------------------

The following discussion is for the nine months ended September 30, 2004 and 2003, respectively.

We reported total revenues of $754,336 and $745,877 in 2004 and 2003, respectively. Total revenues increased by $8,459, or 1.1%. Occupancy was approximately 98.7% and 94.8%, respectively. Average unit rental rates increased by 4.5%. Our vacancy rate decreased to 1.3% from 5.2%. Increasing rental rates and decreasing vacancy resulted in an increase in net rental income of $58,825, or 9.1%. Tenant charges increased by $2,909 to $35,830. Other revenue in 2004 and 2003 consisted of fees for consulting services provided to other companies.

Below is an analysis of our revenues.

                            2004         2003      change    %change
                           -------     -------     ------     ----
Gross rent potential      $713,125    $682,330    $30,795      4.5
Less:  vacancy               9,219      37,249    (28,030)   (75.3)
                           -------     -------     ------     ----
Net rental income          703,906     645,081     58,825      9.1
Tenant charges & misc.      35,830      32,921      2,909      8.8
Other revenues              14,600      67,875    (53,275)   (78.5)
                           -------     -------     ------     ----
Total revenues            $754,336    $745,877      8,459      1.1

Total operating expenses increased from $654,397 in 2003 to $753,831 in 2004, an increase of $99,434 or 15.2%.

Administrative expenses increased to $294,558 in 2004 from $226,592 in 2003. The increase in administrative expenses arose primarily from added public company overhead. Utilities increased by $9,079 as a result of a significant increase in the price of natural gas used for heating and rising water and sewer costs. Operating and maintenance expense increased from $107,842 in 2003 to $110,453 in 2004. Taxes and insurance relating to operations increased by $6,962, from $118,557 in 2003 to $125,519 in 2004, primarily due to increases in property insurance and real estate taxes. Depreciation increased by $12,817 to $116,156 in 2004, as a result of recent capital improvements being depreciated. Operating income was $505 in 2004.

Net interest expense decreased by $72,420 from $236,356 in 2003 to $163,936 in 2004. We refinanced our debt at lower rates in November 2003 Going forward, our interest expense will be lower in 2004 when compared to 2003.

We realized an $12,734 capital gain on sale of an investment in 2004, the proceeds of which will be used for new investments.

We reported an impairment loss of $11,220 due to the writedown of a long term asset.

Net loss increased from ($121,126) in 2003 to ($161,917) in 2004. Rising revenues and lower interest costs were not enough to offset the increase in operating costs discussed above. Basic net loss per share decreased from ($.03) in 2003 to ($.02) in 2004.

We are taxed as a C-corporation for federal and state income tax purposes. As such, we will pay taxes on our net income as defined by the Internal Revenue Code. None of our tax attributes flow through to our shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At September 30, 2004, we had $182,313 in working capital, including cash held in escrow for anticipated future expenses. However, we need additional financing to expand our business, to carry out our business plan and to reduce debt.

On January 1, 2004, we had $265,850 in cash, exclusive of $85,047 in cash held in escrow accounts.

During the nine months ended September 30, 2004, our operations generated $3,653 in cash. We received $28,984 from the sale of an investment. We made loans of $14,885 and collected $19,544 of notes receivable. We used $90,672 for capital expenditures, primarily renovations, and reduced mortgage debt by $40,073. We realized $67,000 in net proceeds from the sale of stock. We made investments totaling $18,671. We made payments on notes payable of $17,500. The net decrease in cash for the period was $62,260. We had $203,230 in cash on September 30, 2004, exclusive of $25,052 in cash held in escrow accounts.

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

On April 5, 2004, we commenced a private offering of 675,000 shares of our common stock at $.10 per share, and we raised $67,000 in net cash proceeds prior to September 30, 2004. The proceeds of this offering will be used to fund our operations and make investments in other businesses.

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

None.

ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 11, 2004 the Company, by consent from the Board of Directors (the "Board") and certain principal stockholders of the Company holding 4,390,956 shares of Common Stock, representing approximately 65.05% of the total issued and outstanding Common Stock, adopted a resolution to:

(1) increase the authorized shares of Common Stock from 15,000,000 to 100,000,000;

(2) authorize up to 1,000,000 shares of a new class of undesignated Preferred Stock ("Preferred Stock") which would allow the Board of Directors of the Company to issue, without further stockholder action, one or more series of Preferred Stock; and

(3) effect a reverse split of the shares of the Company's Common Stock then issued and outstanding so that two (2) shares of the Company's Common Stock outstanding immediately prior to the Reverse Stock Split will be reclassified and converted into one (1) share of the Company's Common Stock, which will continue to have $.001 par value per share. Based on 6,750,000 shares of Common Stock currently outstanding, without accounting for fractional shares, which will be rounded up to the nearest whole share, 3,375,000 shares of Common Stock would be outstanding as a result of the Reverse Stock Split; and

(4) change the Company's name to a name, chosen by the Company's Board of Directors when and if the Board of Directors determines such name change is in the best interest of the Company.

For more information, please refer to the 14C filed with the Securities and Exchange Commission on October 25, 2004.

As of October 30, 2004, the Board has not undertaken any of these actions, but may do so on or after November 18, 2004 without further shareholder action.

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


                            GAVELLA CORP.


Dated: November 5, 2004      /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Principal Financial Officer