Form 10KSB
period 2004-12-31
DCI USA, INC
filed 2005-04-15
CIK 1120210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________.

                        Commission File Number: 000-31143

                                  DCI USA, INC.

              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     22-3742159
         ---------------------------              -------------------
         (State or other jurisdiction             (IRS Employer
         of incorporation)                        Identification No.)

                               20 West 64th Street
                            New York, New York 10023
                    (Address of principal executive offices)

                                 (718) 383-5255

              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes         [X]       No          [ ]

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the company is an accelerated filer (as defined in Rule 12b-2 of the Act)

      [ ] Yes     [X] No

The company's revenues for its most recent fiscal year were $69,300.

Based on the closing sales price of the Common Stock on April 7, 2005, the aggregate market value of the voting stock of the company held by non-affiliates was $2,331,250.

The company has 42,253,125 shares of common stock outstanding as of April 7, 2005.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one): Yes [ ] No
[X].

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item 1.      Description of Business                                          4
Item 2.      Description of Property                                         21
Item 3.      Legal Proceedings                                               22
Item 4.      Submission of Matters to a Vote of Security Holders             22

PART II
Item 5.      Market for Common Equity and Related Stockholder Matters        22
Item 6.      Management's Discussion and Analysis or Plan of Operation       24
Item 7.      Financial Statements
Item 8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                           27
Item 8A.     Controls and Procedures                                         27
Item 8B.     Other Information                                               28

PART III
Item 9.      Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act    28
Item 10.     Executive Compensation                                          30
Item 11.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    33
Item 12.     Certain Relationships and Related Transactions                  34
Item 13.     Exhibits                                                        38
Item 14.     Principal Accountant Fees and Services                          40

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance or results of current or anticipated operations, business strategies, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, cost savings, objectives of management of DCI USA, Inc. (the "Company") and other matters. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Annual Report on Form 10-KSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Among the key factors that have a direct bearing on the Company's results of operations include, without limitation: (a) general economic and business conditions, the existence or absence of adverse publicity, changes in, or failure to comply with, government regulations; changes in marketing and technology, and changes in political, social and economic conditions; (b) success of operating initiatives, changes in business strategy or development plans, and management of growth; (c) availability, terms and deployment of capital; (d) costs and other effects of legal and administrative proceedings; (e) dependence on senior management, business abilities and judgment of personnel, availability of qualified personnel, and labor and employee benefit costs; and (f) development risks and risks relating to the availability of financing, and other factors referenced in this Report.
Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements.

                                     PART I

Item 1. Description of Business

Background

As used throughout this report, the terms "DCI," the "Company," "we," "us," and "our" refer to DCI USA, Inc.

We were incorporated on June 21, 2000, under the laws of the State of Delaware as Gavella Corp. As Gavella Corp., we were engaged in two lines of business: owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. On November 9, 2004, 90% of our outstanding common stock was purchased by Direct Capital Investments, Ltd., an Israeli public company. Commencing Nov 9t 2004 the company changed its focus and was engaged in lending to and investing in a real estate related opportunity. On November 19, 2004, we changed our name to DCI USA, Inc.

On February 11, 2005, we filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company under the Investment Company Act of 1940 (the "1940 Act"). As a business development company, we will be able to provide investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public. In addition, we will provide portfolio companies business development services.

Our assets currently consist of: (1) a 20% ownership interest in Bartram Holdings, Inc., a Delaware corporation that operates an apartment complex in New Jersey; (2) a $770,000 principal amount promissory note issued by 231 Norman Avenue, LLC, a New York limited liability company; (3) an option to purchase a 30% membership interest in 231 Norman Avenue Property Development, LLC, a New York limited liability company, from 231 Norman Avenue, LLC; (4) a $600,000 principal amount promissory note issued by 231 Norman Avenue, LLC; and (5) a $156,000 principal amount promissory note issued by Apros and Chay MB Ltd. and warrants to purchase shares in Apros and Chay. 231 Norman Avenue Property Development, LLC is in the business of owning and operating income producing real estate in New York and New Jersey, and is the title owner to the property located at 231 Norman Avenue, Brooklyn, New York.

Our Business Prior to November 9, 2004

Prior to November 9, 2004, we were engaged in two lines of business; owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. We had one wholly owned subsidiary, Bartram Holdings, Inc. ("Bartram"). Bartram owns Spring Village Holdings, Inc., which owns a 31% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns a 124-unit apartment complex.

Real Estate Operations

The following discussion of our business includes the business of Bartram Holdings, Inc., Spring Village Holdings, Inc. and SVG Properties, L.P. We had a history of losses and as of December 31, 2004, reported an accumulated deficit of $822,072. We did not generate a positive cash flow from operations in the last two fiscal years, due to unanticipated rising costs and one time charges. In 2004 and 2003, we had a negative cash flow from operations of $154,838 and $221,198, respectively.

Our principal business objective prior to November 9, 2004, was to maximize the economic returns on our real estate and other investments to provide our shareholders with the greatest possible return and value. To achieve this objective, we pursued the following goals and strategies: (a) own and operate our apartment complex so as to provide a stable and predictable cash flow to sustain our operations; (b) take an opportunistic approach to buying, selling or investing in real estate or other business ventures; (c) manage our capital structure to provide for growth in earnings and cash flow with sufficient liquidity to take advantage of business opportunities as they arise.

We were in the business of owning and renting income producing real estate, primarily residential dwelling units, to individuals. In 1987, SVG acquired the Mill Spring Apartments (subsequently renamed Spring Village Apartments). At the time of the acquisition, the property was severely in need of rehabilitation. Subsequent to the acquisition, we renovated the property and owned 31% of the Partnership which owns the real estate.

On September 28, 2003, we incorporated Bartram Holdings, Inc. in the State of Delaware as a wholly owned subsidiary. On September 30, 2003, to separate our real estate business from our other business activities, we transferred our 100% owned subsidiary, Spring Village Holdings, Inc., plus a $350,000 promissory note from S.V.G. Properties, L.P., to Bartram in exchange for 6,500,000 shares of $.001 par value Bartram common stock. Spring Village Holdings, Inc. owned a 4.5% general partnership interest and a 26.5% limited partnership interest (31% total) in S.V.G. Properties, L.P., a New Jersey Limited Partnership ("SVG"). Spring Village Holdings, Inc. was the sole general partner and completely controls SVG. SVG owns a 124-unit apartment complex.

On November 7, 2003, we successfully refinanced our real estate business. We borrowed $4,000,000 from New York Community Bank ("NYCB"). The new first mortgage from NYCB bore a fixed rate of interest of 4.875% for the term of seven years. Payments were based on a 30-year amortization. The mortgage note contained a provision that allowed us to borrow additional amounts in the future from NYCB up to 75% of the appraised value of the underlying real estate. This refinancing significantly improved our financial position and put us in a much better position to carry out our business plan. We did not have plans to acquire additional single family or multi-family residential properties in the foreseeable future. We were focused on using our cash flow from operations, if any, to reduce debt, with the remainder, if any, being reinvested in our existing property.

Change in Control on November 9, 2004

On November 9, 2004, Direct Capital Investments, Ltd., purchased 31,500,000 (post 1:2 reverse split) shares of our common stock, which represented 90% of our issued share capital on a fully diluted basis. Direct Capital Investments, Ltd. is an Israeli company which is traded on the Tel Aviv Stock Exchange. The purchase price for such shares was $900,000, consisting of: (1) an assignment to us of a promissory note made by 231 Norman Avenue, LLC, a New York limited liability company, to Direct Capital Investments, Ltd. in the principal amount of $770,000; and (2) cash in the amount of $130,000. $100,000 of the cash portion of the purchase price has been paid and the remaining balance of $30,000 is due on or before May 30, 2005.

The $770,000 principal amount promissory note made by 231 Norman Avenue, LLC is due and payable on June 15, 2005, and provides for quarterly payments of interest only to Direct Capital Investments, Ltd. at an annual interest rate of 12%. The promissory note is secured by a pledge which encumbers a 35% membership interest owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. 231 Norman Avenue Property Development, LLC owns fee simple title to real property located at 231 Norman Avenue, Brooklyn, New York and is in the business of owning and operating income producing real estate in the New York and New Jersey areas. In addition, we were assigned an option to purchase the 35% membership interest in 231 Norman Avenue Property Development, LLC upon a default of the promissory note or at any time prior to payment in full of the promissory note. The exercise price of the option is the outstanding amount then due and payable under the promissory note.

Immediately after the closing on the purchase of our shares by Direct Capital Investments, Ltd., our assets consisted of the $770,000 principal amount promissory note and a 20% interest in Bartram Holdings, Inc. The remaining 80% of Bartram Holdings, Inc. is owned by Harry J. Santoro, our former President, former Treasurer, and a former member of our Board of Directors. The cash from the share purchase by Direct Capital Investments, Ltd. was paid to Bartram Holdings, Inc. For three years from the closing, Mr. Santoro has agreed to vote all his shares in Bartram Holdings, Inc. to elect nominees of our choice to the Board of Directors of Bartram Holdings, Inc. proportionate to our ownership of Bartram Holdings, Inc.

In addition, Bartram Holdings, Inc. was granted a one-time option to cause us to distribute to all of our stockholders all or a portion of the common stock of Bartram Holdings, Inc. owned by us. Bartram Holdings, Inc. has the right to exercise this option until March 31, 2006. Bartram Holdings, Inc. will be responsible for all costs in connection with an exercise of this option.

In order to memorialize our financial obligations to Direct Capital Investments, Ltd., on December 31, 2004 we executed and delivered a note to Direct Capital Investments, Ltd. in the aggregate amount of $95,000. Said sum represented the $60,000 which was due from Apros and Chay MB Ltd. to Direct Capital Investments, Ltd. which was assigned to us and an aggregate of $35,000 which Direct Capital Investments, Ltd. paid on our behalf in connection with the closing of the transaction described above. In an effort to facilitate the new ownership and other changes we were undergoing, such amount was paid by Direct Capital Investments, Ltd. on our behalf. Interest on the $95,000 accrues at the annual rate of 8%. Principal and interest is due upon demand by Direct Capital Investments, Ltd. On January 5, 2005, we paid Direct Capital Investments, Ltd. $20,000 towards our $95,000 obligation.

231 Norman Avenue

On November 29, 2004, we executed an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which we assumed a payment obligation of 231 Norman Avenue Property Development, LLC to Hypothecators
Mortgage Company in the original principal amount of $400,000. The principal amount of $400,000 is due and payable on June 15, 2005. Interest on such amount accrues at the rate of 15% per annum, and is payable on the first day of each month until maturity.

On November 29, 2004, we executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which we assumed the payment obligation of 231 Norman Avenue Property Development, LLC to Elliot Rubin in the original principal amount of $200,000. The principal amount of $200,000 is due and payable on October 28, 2005. Interest on such amount accrues at the rate of 12% per annum, and $2,000 is payable on the 28th day of each month until maturity. On March 7, 2005, we satisfied in full our obligation to Elliot Rubin using the proceeds from a $100,000 loan from NY2K, Inc., a New York business service company, and $100,000 from funds received from Cornell Capital Partners, Ltd. (discussed below). The loan from NY2K, Inc. is payable March 7, 2006, and interest accrues on said amount at the simple interest rate of 8%, and is payable every quarter commencing June 7, 2005.

In connection with the above assignments, 231 Norman Avenue Property Development, LLC agreed that it would not do anything to increase the indebtedness and would indemnify us from any damages that arise as a result of any increase in the indebtedness which was not a result of any default under the assignment agreement. We agreed to indemnify 231 Norman Avenue Property Development that we will not do anything to increase the indebtedness under the loan documents.

Also on November 29, 2004, Hypothecators Mortgage Company and Elliot Rubin entered into separate Modification and Consent Agreements with us, 231 Norman Avenue Property Development, LLC, 231 Norman Avenue, LLC and the other members of 231 Norman Avenue Property Development, LLC to conform the respective loan documents (with each of Hypothecators Mortgage Company and Elliot Rubin) to the above assignments and to consent to the assignments.

On November 30, 2004, we lent the aggregate sum of $600,000 which we received from 231 Norman Avenue Property Development, LLC to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment becoming due to us on February 25, 2005. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. We have the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to us are secured by, among other collateral, a pledge of the membership interest owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. In addition, we were assigned an option to purchase a 25% membership interest in 231 Norman Avenue Property Development, LLC upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

As of November 30, 2004, 231 Norman Avenue, LLC owned a 60% membership interest in 231 Norman Avenue Property Development, LLC which membership interest may be subject to future dilution depending upon, among other things, the introduction of new members to 231 Norman Avenue Property Development, LLC. David Yerushalmi, who was our Chairman and Chief Executive Officer from November 9, 2004 to December 31, 2004, owned 58.3% of 231 Norman Avenue, LLC, together with an unaffiliated third party. The transactions described above were approved by our Board of Directors, with Mr. Yerushalmi recusing himself from the vote thereof.

On March 7, 2005, 231 Norman Avenue Property Development, LLC increased its equity to approximately $3,500,000 by bringing in an additional equity member and closed on a $10 million loan with Washington Mutual Bank. The loan was done to satisfy all prior loans affecting title to the real estate located at 231 Norman Avenue, Brooklyn, New York and to begin renovations at the property to construct commercial lofts and retail space. As a result of this transaction, the equity interest of 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC decreased from 60% to 30% and 231 Norman is now solely owned by David Yerushalmi. On March 7, 2005 we consented to permit 231 Norman Avenue, LLC to arrange for Hypothecators Mortgage Company to cancel its Option and Pledge Agreement with respect to the $400,000 loan originally made by Hypothecators to 231 Norman Avenue Property Development, LLC. This transaction was done to remove any cloud of title on the underlying property owned by 231 Norman Avenue Property Development, LLC in order to facilitate the Washington Mutual Loan; the transaction affects neither our debt of $400,000 to Hypothecators, the $600,000 note payable to us from 231 Norman Avenue , LLC nor the $770,000 principal amount promissory note made by 231 Norman Avenue, LLC. We believe that the transaction resulted in an increase in the intrinsic value of the property.

As of March 31, 2005, we entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby we agreed to forego the interest payment and default payments due us under the $770,000 note and the $600,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to us of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a quarterly interest payment of $6,115.07 was made to us, representing accrued interest from January 1, 2005 through March 31, 2005 with respect to the $770,000 note. On April 14, 2005, 231 Norman made its first quarterly interest payment to us of $6,000, representing accrued interest with respect to the $600,000 note from November 29, 2004 through February 25, 2005.

Loan to Apros and Chay MB Ltd.

On December 16, 2004, we entered into a Loan Agreement with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which was affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of the Loan Agreement, we lent Apros and Chay $96,000. On December 31, 2004, we entered into a Modification Agreement with Apros and Chay and Direct Capital Investments, Ltd. regarding the aggregate sum of $60,000 which was lent by Direct Capital Investments, Ltd. to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital Investments, Ltd.

assigned to us the right to receive from Apros and Chay the $60,000. Interest shall accrue on said amount at the annual rate of 10%. Unless there is an event of default, principal and accrued interest is due and payable by Apros and Chay to us on December 13, 2005. Apros and Chay has the right to prepay the amount owed to us at any time. The obligation of Apros and Chay is secured by a pledge of all its outstanding share capital to us, and a second pledge in the shares of Technoprises Ltd. held by Apros and Chay. In consideration of us lending Apros and Chay $60,000, Apros and Chay agreed to release us from our obligation to lend them 60% of the net proceeds of the $250,000 (which we were to receive from Cornell Capital Partners, L.P.) In connection with the $60,000 loan, we received warrants to purchase an aggregate of 1,560,000 shares of Apros and Chay at a purchase price of $0.10 per share. We have this right until December 31, 2005, but we have the right to extend such time for an additional 6 months.

As of March 17, 2005, we sold to TSSS LLC up to $10,000 of the Apros and Chay loan and the right to purchase shares of Apros and Chay at the price of $0.10 per share, pro ratably relative to the amount of debt purchased. Said buyer has the right until September 17, 2005 to purchase the debt in lots of $1,000 by giving us 24-hour written notice. As of March 17, 2005, TSSS purchased from us $1,000 of such debt.

On April 6, 2005, Apros and Chay was informed that their loan to us was in default. The default occurred as a result of the change in management of Apros and Chay.

Our Financing Arrangements with Cornell Capital Partners, LP

      A.    Standby Equity Distribution Agreement

On December 6, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, we will pay Cornell Capital Partners, L.P. a cash fee equal to 5% of each advance.

Upon execution of the Standby Equity Distribution Agreement, we issued 200,000 shares of our Series A Preferred Stock to Cornell Capital Partners, L.P. as a commitment fee. Holders of our Series A Preferred Stock are entitled to receive an annual 5% dividend payable semi-annually. The 5% dividend may be paid in either cash or shares of our common stock in the discretion of our Board of Directors. In the event of a dissolution and liquidation of our business, the Series A Preferred Stock ranks senior to our common stock and to all other classes of equity securities that may be outstanding which by their terms do not rank senior to the Series A Preferred Stock, and the Series A Preferred Stock is subordinate and ranks junior to all debt. We have the right to redeem the Series A Preferred Stock at a price of $1 per share plus an annual premium of 5%. The Series A Preferred Stock is convertible into shares of our common stock at conversion ration equal to the lesser of: (a) $1, or (b) $1 and all accrued but unpaid dividends divided by the average closing bid price of our common stock as quoted by Bloomberg L.P. for 20 trading days immediately preceding the conversion notice date.

In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, we agreed to issue Newbridge Securities Corporation shares of our common stock equal to $10,000 divided by $0.06, or 166,667 shares.

      B.    Secured Convertible Debenture

On December 6, 2004, we entered into a Securities Purchase Agreement whereby we issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. and we agreed to issue a second $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. within five business days of filing a registration statement with the Securities and Exchange Commission. In consideration for issuing the $250,000 principal amount convertible debenture, Cornell Capital Partners paid us net proceeds of $180,000 in cash. The outstanding $250,000 principal amount convertible debenture bears interest at 8%, matures two years from the date of issuance, and is convertible into our common stock, at the holder's option, at the lower of: (a) $.074, or
(b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. We have the right to redeem a portion of all of the outstanding debenture at a price equal to $0.072 per share. To secure prompt and complete payment and performance of all the obligations under the Securities Purchase Agreement and all related agreements, we granted Cornell Capital Partners, L.P. a security interest in all our assets. In addition, Apros and Chay, Ltd. pledged to Cornell Capital Partners all of its shares (a total of 48,500,000 shares) in Technoprises Ltd., an Israeli company.

      C.    Funding upon our election as a Business Development Company

As of February 7, 2005, Cornell Capital Partners, L.P. agreed to terminate our obligation to register the shares issuable to Cornell Capital Partners provided that we register with the SEC as a business development company pursuant to the 1940 Act prior to March 7, 2005. In accordance with the terms of said agreement, after such election and the approval of our shareholders, we can issue to Cornell Capital Partners upon conversion of the debenture shares of common stock pursuant to the exemption from registration provided by Regulation E. This is conditional on us being in a position to issue said shares prior to April 7, 2005.

Cornell Capital Partners further agreed that upon us becoming a business development company, Cornell Capital Partners, L.P. would advance us gross proceeds of $125,000 in consideration for the issuance of another convertible debenture. The terms of these debentures will be identical to the debenture, other than the fact that they are convertible into Regulation E shares.

On March 1, 2005, we received from Cornell net proceeds of $220,000 in consideration of our issuance of an 8% Secured Convertible Debenture in the original principal amount of $250,000. The debenture has a term of two years, accrues interest at 8% and is convertible into our common stock at a price per share equal to the lesser of (a) $0.36, 123% of the daily volume weighted average price of our common stock on March 22, 2005, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. We have the right to redeem a portion or all of the outstanding debenture at a price equal to $0.35, 120% of the daily volume weighted average price of our common stock on March 22, 2005.

Nature of a BDC

We will, at all times, conduct our business so as to retain our status as a business development company, or a BDC. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of the holders of a majority of our outstanding voting stock as defined under the 1940 Act. As a business development company, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, are defined as: (a) securities issued by an "eligible portfolio company," as defined by Section 2(a)(46) of the Investment Company Act; (b) securities of an issuer that is not an eligible portfolio company only because of its failure to meet certain specified criteria (a "special portfolio company"); (c) securities acquired in exchange for or distributed with respect to securities issued by eligible portfolio companies or special portfolio companies or pursuant to the exercise of options relating to such securities; or (d) cash or cash items, Government securities, or high quality debt securities maturing in a year or less We must also offer to provide significant managerial assistance to these portfolio companies. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of non eligible portfolio companies.

      1.    Nature of a BDC

      The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as an eligible portfolio company with investment capital and also significant managerial assistance. A BDC is required under the 1940 Act to invest at least 70% of its total assets in qualifying assets consisting of eligible portfolio companies as defined in the 1940 Act and certain other assets including cash and cash equivalents. A BDC may invest the remaining 30% of its total assets in non- qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment. As a BDC, we must invest at least 70% of our total assets in qualifying assets but may invest more in such qualifying assets.

      An eligible portfolio company generally is a United States company that is not an investment company and that: (a) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (b) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (c) meets such other criteria as may be established by the SEC.

      Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. We may or may not control our portfolio companies. An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE, the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

      2.    Primary Strategy

      We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights, or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

      3.    Longer Investment Horizon

      We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

      4.    Established Deal Sourcing Network

      We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include: (a) public and private companies, (b) investment bankers, (c) attorneys, (d) accountants, (e) consultants, and (f) commercial bankers. However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

      5.    Investment Criteria

      Our investment decisions are made by management in accordance with policies approved by our Board of Directors. We are not a registered investment adviser, and have not entered into any agreement with an investment adviser. We rely solely upon management, particularly our officers, on a day-to-day basis, and also on the experience of its directors in making investment decisions. If our Board of Directors determines that it would be advantageous for us to enter into an agreement with an investment adviser in the future, the company may enter into such an agreement; however, it currently does not expect to do so. In addition to acquiring investment positions in new and developing companies, we may also invest in more mature companies, some of which may be experiencing financial difficulties, but which we believe have potential for further development or realization, and which, in the long-term, could experience growth and achieve profitability. We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy: (a) sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies; (b) purchase securities on margin (except to the extent that we may purchase securities with borrowed money); (c) engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loan; or (d) investment situations or in hedging the risks associated with interest rate fluctuations, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

      6.    Prospective Portfolio Company Characteristics

      We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

            a.    Experienced Management

      We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

            b.    Products or Services

      We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

            c.    Proprietary Advantage

      We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to (a) patents or trade secrets with respect to owning or manufacturing its products, and (b) a demonstrable and sustainable marketing advantage over its competition Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

            d. Profitable or Nearly Profitable Operations Based on Cash Flow from Operations

      We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

            e.    Potential for Future Growth

      We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

            f.    Exit Strategy

      Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include: (a) an initial public offering, (b) a private sale of our equity interest to a third party, (c) a merger or an acquisition of the portfolio company, or (d) a purchase of our equity position by the portfolio company or one of its stockholders. We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide: (a) "piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or
(b) in circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

            g.    Liquidation Value of Assets

      Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets (such as accounts receivable, inventory, and equipment) and intangible assets (such as intellectual property, customer lists, networks and databases).

      h.    Investment Process Due Diligence

      If a target company generally meets the characteristics described above, we will perform initial due diligence, including: (a) company and technology assessments, (b) existing management team, (c) market analysis, (d) competitive analysis, (e) evaluation of management, (f) risk analysis and transaction size,
(g) pricing, and (h) structure analysis. Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed.

      Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non- binding letter of intent and move forward towards the completion of a transaction. In our review of the management team, we look at the following: (a) interviews with management and significant stockholders, including any financial or strategic sponsor; (b) review of financing history;
(c) review of management's track record with respect to product development and marketing, mergers and acquisitions, alliances, collaborations, research and development outsourcing and other strategic activities; (d) assessment of competition; and (e) review of exit strategies. In our review of the financial conditions, we look at the following: (a) evaluation of future financing needs and plans; (b) detailed analysis of financial performance; (c) development of pro forma financial projections; and (d) review of assets and liabilities, including contingent Liabilities, if any, and legal and regulatory risks. In our review of the products and services of the portfolio company, we look at the following: (a) evaluation of intellectual property position; (b) review of existing customer or similar agreements and arrangements; (c) analysis of core technology; (d) assessment of collaborations; (e) review of sales and marketing procedures; and (f) assessment of market and growth potential. Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company.

      7.    Ongoing Relationships with Portfolio Companies Monitoring

      We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future. We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

      We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following: (a) assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan; (b) periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments; (c) periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor; (d) attendance at and participation in board meetings; (e) review of monthly and quarterly financial statements and financial projections for portfolio companies.

      8.    Managerial Assistance

      As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve: (a) monitoring the operations of our portfolio companies, (b) participating in their board and management meetings,
(c) consulting with and advising their officers and (d) providing other organizational and financial guidance.

      9.    Diversification

      As a BDC, we must invest at least 70% of our total assets in qualifying assets consisting of investments in eligible portfolio companies and certain other assets including cash and cash equivalents. In order to receive favorable pass-through tax treatment on its distributions to our stockholders, we intend to diversify our pool of investments in such a manner so as to qualify as a diversified closed end management investment company. However, because of the limited size of the funding which is likely to be available to us, we will likely be classified as a non-diversified closed end investment company under the 1940 Act. Until we qualify as a registered investment company ("RIC"), we will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our stockholders. In the future, we will seek to increase the diversification of our portfolio so as to make it possible to meet the RIC diversification requirements, as described below. We cannot assure you, however, that we will ever be able to meet those requirements.

      To qualify as a RIC, we must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of our taxable year, (a) not more than 25% of the market value of our total assets is invested in the securities of a single issuer, and (b) at least 50% of the market value of our total assets is represented by cash, cash items, government securities, securities of other RICs, and other securities. Each investment in these other securities is limited so that not more than 5% of the market value of our total assets is invested in the securities of a single issuer and we do not own more than 10% of the outstanding voting securities of a single issuer. For purposes of the diversification requirements under the Internal Revenue Code, the percentage of our total assets invested in securities of a portfolio company will be deemed to refer, in the case of financings in which we commit to provide financing prior to funding the commitment, to the amount of our total assets represented by the value of the securities issued by the eligible portfolio company to us at the time each portion of the commitment is funded.

      The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $125,000 and $500,000.

      10.   Competition

      Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

      B.    RISK FACTORS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have only Recently begun Operating as a Business Development Company

      We only recently commenced operations as a business development company. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective. In such situation, the value of your investment could decline substantially.

We have no Experience Managing a Business Development Company

      The Investment Company Act of 1940 imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of private or thinly traded US public companies, cash, cash equivalents, US government securities and other high quality debt investments that mature in one year or less. Our management's lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We Operate in a Highly Competitive Market for Investment Opportunities

      A large number of entities compete with us and make the types of investments that we seek to make in small and medium sized privately owned businesses. We compete with a large number of private equity funds, leveraged buyout funds and venture capital funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships and build their market shares. Furthermore, many of our potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and there can be no assurance that we will be able to identify and make investments that satisfy our investment objectives or that we will be able to fully invest our available capital.

If our Primary Investments are Deemed not to be Qualifying Assets, We Could Lose our Status as a Business Development Company or be Precluded from Investing According to our Current Business Plan

      If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire senior loans, mezzanine debt or equity securities from an issuer which has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This results from the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

      Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System to Regulation T under the Securities Exchange Act of 1934, as amended, or the Exchange Act, expanded the definition of marginable security to include any non-equity security. These amendments have raised questions as to whether a private company that has outstanding debt would qualify as an eligible portfolio company.

      We believe that substantially all of the senior loans, subordinated loans and equity securities that we hold and propose to acquire in the future should constitute qualifying assets because our current borrowers did not, and our expected future borrowers will not, at the time of our investment, have outstanding marginable securities. We believe that should a different position be taken such that those investments may be securities, they should still not be marginable securities. In particular, debt instruments that do not trade in a public secondary market or are not rated investment grade are not margin eligible securities under the rules established by the self- regulatory organizations, including the New York Stock Exchange and National Association of Securities Dealers, that govern the terms on which broker-dealers may extend margin credit. Until the questions raised by the amendments to Regulation T have been addressed by legislative, administrative or judicial action, we intend to treat as qualifying assets only those senior loans and subordinated loans that are not investment grade, do not have a public secondary market, and are issued by a private issuer that does not have outstanding a class of margin eligible securities at the time of our investment. Likewise, we will treat equity securities issued by a portfolio company as qualifying assets only if such securities are issued by a private company that has no marginable securities outstanding at the time we purchase such securities.

      To date, we do not believe that either the Securities and Exchange Commission or its staff has taken any position with respect to our analysis of the issues discussed above. We intend to adjust our investment focus as needed to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.


      The Securities and Exchange Commission has recently proposed amendments to the rules concerning business development companies that would clarify that, among other things, companies that do not have a class of securities listed on an exchange or Nasdaq would be considered eligible portfolio companies. If these rules are adopted as proposed, it would remove the uncertainty concerning the status of certain of our investments as qualifying assets by clarifying that all of our portfolio companies would be considered eligible portfolio companies. There can be no guarantee that the SEC will adopt these rules substantially as proposed, if at all.

      Unless and until the proposed rules described above are adopted, if there were a court ruling or regulatory decision that conflicts with our interpretations, we could lose our status as a business development company. This would have a material adverse effect on our ability to invest in the manner described in this offering circular, on our operating results, financial condition and ability to pay dividends, and on the value of our common stock. Such a ruling or decision also may require that we dispose of investments that we made based on our interpretation of Regulation T. Such dispositions could have a material adverse effect on us and our stockholders. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. In addition, because these types of investments will generally be illiquid, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

Changes in Laws or Regulations Governing our Operations may Adversely Affect our Business

      We and our portfolio companies will be subject to regulation by laws at the local, state and federal level. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse impact on our business.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

      Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Quoted on the Over-the-Counter Bulletin Board, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

      Our common stock is currently quoted on the Over-the-Counter Bulletin Board (the "OTCBB") where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for to sell our shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Delaware Law and Certain Provisions of Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

      Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Largest Stockholder Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Its Interests May Differ From Other Stockholders

      Direct Capital Investments, Ltd. ("Direct Capital"), an Israeli company, owns approximately 82.83% of our common stock and has the ability to appoint a majority to the Board of Directors. Accordingly, Direct Capital may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Direct Capital may differ from the interests of the other stockholders.

We May Change Our Investment Policies Without Further Stockholder Approval

      Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We will make investments without stockholder approval. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity and the ability of our stockholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

      We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

      As of April 4, 2005, there were 42,253,125 shares outstanding, of which at least approximately 92% are "restricted" under the Securities Act of 1933 ("Securities Act"), meaning that these restricted shares may not be sold in the absence of registration except under an exemption from the registration requirements of the Securities Act. We are authorized to issue up to an additional approximately 57,746,875 shares of common stock and 800,000 shares of blank check preferred stock. These issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our common stock, in the public market could adversely affect the market price of our common stock. As of result of our contractual agreement to register $5,000,000 of shares of common stock on behalf of Cornell Capital and the shares of common stock underlying two convertible debentures and 200,000 shares of Series A Preferred Stock held by Cornell, there are a significant amount of shares which we have to issue to Cornell. We cannot predict the actual number of shares of common stock that will be issued to Cornell Capital Partners, LP ("Cornell") pursuant to these convertible debentures and the Series A Preferred Stock held by Cornell. The purchase price of the shares to be issued upon conversion of the convertible debentures and the Series A Preferred Stock will fluctuate based on prevailing market conditions.

We May Not Realize Gains from our Equity Investments

      If we invest in mezzanine or senior secured loans, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We Have Not Yet Identified any Portfolio Company Investments

      We have not yet identified any potential investments for our portfolio and, thus, you will not be able to evaluate any specific portfolio company investments prior to purchasing shares of our common stock. Additionally, our investments will be selected by our Board of Directors our stockholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our shares.


Our Portfolio may be Concentrated Initially in a Limited Number of Portfolio Companies, which will Subject us to a Risk of Significant Loss if any of these Companies Defaults on its Obligations under any of its Debt Securities

      We may initially invest the net proceeds of this offering in a limited number of companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.


Our Investments In Portfolio Companies May Be Risky, And You Could Lose All Or Part Of Your Investment

      Our investments in portfolio companies involve a number of significant risks, including:

      o these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment; o these companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

      o these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

      o these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

An Investment Strategy Focused Primarily on Privately-Held Companies Presents Certain Challenges, Including the Lack of Available Information about These Companies, a Dependence on the Talents and Efforts of Only a Few Key Portfolio Company Personnel and a Greater Vulnerability to Economic Downturns

      We will invest primarily in privately-held companies. Generally, little public information exists about these companies, and we will be required to rely on the ability of the management to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could affect our investment returns.

Competition

As a business development company, we believe that we will compete in a highly fragmented market. We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position than us to obtain access to attractive business opportunities. All of these factors present significant barriers to entry to us, which are exacerbated since we have not yet begun to operate as a business development company and we have not yet become registered under the 1940 Act.

Government Regulations

A business development company is regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public shareholders and from other sources to invest in private investments. A business development company provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing primarily in privately owned companies.

As a business development company, we may not acquire any assets other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represents at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are: (a)

Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company; (b) Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to the securities; and (c) Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that (a) does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit; (b) is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or (c) meets other criteria as may be established by the Securities and Exchange Commission.

Control under the 1940 Act is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

To include securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities (whether directly or through cooperating parties) significant managerial assistance such as providing significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We plan to provide managerial assistance to each of our portfolio companies.

As a business development company, we will be entitled to issue senior securities in the form of stock or indebtedness, including bank borrowings and debt securities, as long as our senior securities have an asset coverage of at least 200% immediately after each issuance.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of members of our Board of Directors who are not interested persons and, in some cases, may have to seek prior approval from the Securities and Exchange Commission.

As with other companies regulated by the 1940 Act, a business development company must adhere to substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we will be prohibited from protecting any director or officer against any liability to us or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person's office.

Once we become registered under the 1940 Act as a business development company, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares.. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the company's shares present at a meeting if more than 50% of the outstanding shares of the company are present and represented by proxy or (ii) more than 50% of the outstanding shares of the company.

Employees

We currently do not employ any employees other than our officers.

Item 2.  Description of Property

The Company uses office space at 231 Norman Avenue, Brooklyn, New York and at 20 West 64th Street, New York, New York...The space is provided to us at no cost. We believe that such space is adequate for our current operations.

The Spring Village Complex

The Spring Village Apartment complex is a garden-type apartment complex consisting of seven buildings containing 60 one-bedroom units, 49 two-bedroom units and 15 studio units and two garages, located in Sharon Hill, Delaware County, Pennsylvania. Construction features include brick veneer over concrete block exterior walls, wood frame, asphalt shingle gable roofs, aluminum frame windows and sliding patio doors. Each unit is heated by gas fired hot water baseboard heat. All units have wall mounted air conditioners. The buildings were built in 1966. We believe the quality of construction and current physical condition of the units is average. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the straight line method over a 10 year life. We own a 16% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and we do not anticipate the need for substantial future renovations other than routine replacements. We believe we have adequate insurance coverage. No tenant occupies more than 10% of the leased space. Substantially all leases are for one year or less, and are for residential dwelling units. A thirty day notice is required for termination. Substantially all of the leases expire within one year as is typical for apartment leases.

We are unaware of any environmental hazards at our property which individually or collectively may have a material adverse impact on our operations or financial position. We have not been notified by any governmental authority, and we are not otherwise aware, of any material non- compliance, liability or claim relating to environmental liabilities at our property. Other than the cost to remove seven underground oil storage tanks in 1997 as discussed below, compliance with federal, state and local environmental rules and regulations has not had a material effect on our capital expenditures, earnings or competitive position. Federal regulations require owners and landlords of residential housing constructed prior to 1978 to disclose to potential residents or purchasers any known lead paint hazards, and imposes treble damages for failure to provide such disclosures. Our complex was built before 1978. We did have limited tests done for lead paint and no lead paint was discovered. Lead paint, if ingested, may cause injury and we could be held liable for such injuries if lead paint hazards exist at our property. There were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania, and were removed during 1997 by a qualified environmental engineering firm. We believe future costs to comply with environmental laws will be minimal, and will have little effect on the ongoing operations of the Company. However, over the past twenty years, issues have been raised regarding the presence of asbestos and other hazardous materials or conditions in existing real estate properties. Though we are not aware of any environmental hazards at the site which could have a material adverse effect on us or our financial condition or results of operations, we cannot give absolute assurance that no such environmental hazards exist, nor can we assure you that future environmental laws, regulations, ordinances or events will not require remediation of existing conditions. If more stringent requirements are imposed on us or are required for other reasons, the costs of compliance could have an adverse effect on us and our financial condition. We will, however, do our best to maintain and operate our property in a manner to minimize such risks.

231 Norman Avenue

The property located at 231 Norman Avenue, Brooklyn, New York consists of 58,000 square feet. The property is a warehouse which is currently being operated as a self-storage facility.

Item 3. Legal Proceedings

To date, we are not involved in any pending litigation, nor are we aware of any pending or contemplated proceedings against it. We know of no legal proceedings pending or threatened, or judgments entered against any of our directors or officers in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

On October 29, 2004, an Information Statement was furnished to holders of shares of common stock the Company to notify such stockholders that on October 11,2004, the Company received written consent from certain principal stockholders of the Company holding 4,390,956 shares of common stock, representing approximately 65.05% of the total issued and outstanding Common Stock, adopting a resolution to amend the Articles of Incorporation to: (1) increase the authorized shares of common stock from 15,000,000 to 100,000,000; (2) authorize up to 1,000,000 shares of a new class of undesignated preferred stock which would allow the Board of Directors of the Company to issue, without further stockholder action, one or more series of preferred stock; (3) effect a reverse split of the shares of the Company's common stock then issued and outstanding so that two (2) shares of the Company's common stock outstanding immediately prior to the reverse stock split will be reclassified and converted into one (1) share of the Company's common stock, which will continue to have $.001 par value per share; and (4) change the Company's name to a name, chosen by the Company's Board of Directors when and if the Board of Directors determines such name change is in the best interest of the Company. The amendment to our Articles of Incorporation incorporating these changes was filed with the Secretary of State of the State of Delaware on November 19, 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol DCIU. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                        Fiscal 2004               Fiscal 2003
                                            -----------------------------------------------------------
                                            High          Low          High          Low
-------------------------------------------------------------------------------------------------------
First Quarter Ended March 31                $0.50         $0.16        $0.12         $0.12
Second Quarter Ended June 30                $0.50         $0.12        $0.16         $0.12
Third Quarter Ended September 30            $0.50         $0.12        $0.20         $0.16
Fourth Quarter Ended December 31            $0.20         $0.06        $0.50         $0.16

All prices are adjusted to reflect a 1:2 reverse stock split effected on December 6, 2004.

As of March 18, 2005, our shares of common stock were held by approximately 463 stockholders of record. The transfer agent of our common stock is American Stock Transfer and Trust Company, 59 Maiden Lane, New York, New York, 10038.

We have not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

We currently have no equity compensation plans.

Recent Sales of Unregistered Securities

On March 1, 2005, we received from Cornell net proceeds of $220,000 in consideration of our issuance of an 8% Secured Convertible Debenture in the original principal amount of $250,000. The debenture has a term of two years, accrues interest at 8% and is convertible into our common stock at a price per share equal to the lesser of (a) $0.36 or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. We have the right to redeem a portion or all of the outstanding debenture at a price equal to $0.35 per share.

As of February 10, 2005, we issued shares of common stock to the individuals listed below in consideration for past services rendered to us: Jonathan Rigbi - 2,000,000 shares; David Yerushalmi - 1,350,000 shares; Jonathan Ofir - 1,350,000 shares; Adam Ofek - 1,350,000 shares; Sam Klepfish-500,000 shares; David Lubin-525,000 shares; and Meir Adiv - 100,000 shares. In addition, each of the following independent directors will be entitled to receive an aggregate of 125,000 shares of common stock, which shares will vest pro ratably over the next 2 years, commencing three months from the date of issuance and continuing every quarter thereafter, provided that such person is a director at such time: Zvika Greengold, Michael Gibbs, Marc Narboni, Gregory Bitterman and Seth Yakatan. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The shares were offered and issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

On December 6, 2004, upon execution of the Standby Equity Distribution Agreement with Cornell Capital Partners, we issued 200,000 shares of our Series A Preferred Stock to Cornell Capital as a commitment fee. Holders of our Series A Preferred Stock are entitled to receive an annual 5% dividend payable semi-annually. The 5% dividend may be paid in either cash or shares of our common stock in the discretion of our Board of Directors. In the event of a dissolution and liquidation of our business, the Series A Preferred Stock ranks senior to our common stock and to all other classes of equity securities that may be outstanding which by their terms do not rank senior to the Series A Preferred Stock, and the Series A Preferred Stock is subordinate and ranks junior to all debt. We have the right to redeem the Series A Preferred Stock at a price of $1 per share plus an annual premium of 5%. The Series A Preferred Stock is convertible into shares of our common stock at conversion ration equal to the lesser of: (a) $1, or (b) $1 and all accrued but unpaid dividends divided by the average closing bid price of our common stock as quoted by Bloomberg L.P. for 20 trading days immediately preceding the conversion notice date. The proceeds will be used to fund our operations and make investments in other businesses. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On December 6, 2004, we issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. The debenture is convertible into our common stock, at the holder's option, at the lower of: (a) $0.074, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. We have the right to redeem a portion or all of the outstanding debenture at a price equal to $0.072,. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The debenture was offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On November 9, 2004, we issued 31,500,000 shares of common stock, representing 90% of the issued share capital of the company, to Direct Capital Investments, Ltd., in consideration for an assignment to us of a promissory note made by 231 Norman Avenue, LLC, a New York limited liability company, to Direct Capital Investments, Ltd. in the principal amount of $770,000; and cash in the amount of $130,000.

On April 5, 2004, we commenced a private offering of 675,000 shares of our common stock at $.10 per share, and we raised $67,000 in net cash proceeds prior to September 30, 2004. The proceeds of this offering was used to fund our operations and make investments in other businesses. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Plan of Operation

We have historically been engaged in two lines of business: owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. On November 9, 2004, Direct Capital Investments, Ltd. purchased 90% of our issued share capital on a fully diluted basis. Direct Capital Investments, Ltd. is an Israeli company which is traded on the Tel Aviv Stock Exchange. Going forward, we will operate as a regulated business development company under the 1940 Act.

We anticipate satisfying our cash obligations during the next 12 months from the loans receivables to us. However, we currently do not have sufficient resources to effectuate our business plan. In order to raise capital, we intend to shortly commence an offering pursuant to Regulation E of the Investment Company Act of 1940.

Financial Condition and Results of Operations

The following discussion of our results of operations includes the business of our subsidiary, Bartram Holdings, Inc.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

We reported total revenues of $84,535 for the twelve months ended December 31, 2004, compared to $997,275 for the twelve months ended December 31, 2003, a decrease of $912,740, or _92%. This decrease was primarily due as a result of the change in control and spin off of Bartram which occurred on November 9, 2004 Total operating expenses decreased from $882,667 for the year ended December 31, 2004 to $135,722 for the year ended December 31, 2004. This decrease was primarily due as a result of the change in control and supon off of Bartram which occurred on November 9, 2004

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

We reported total revenues of $997,275 for the twelve months ended December 31, 2003, compared to $876,609 for the twelve months ended December 31, 2002, an increase of $120,666, or 13.8%. Several factors accounted for this increase. Occupancy increased slightly in 2003. We also realized increases in unit rents and tenant fees. We believe this was the result of inflation and competitively priced units in a market that had a limited supply of affordable units. We also received $79,455 for consulting services provided to other companies. Below is a summary analysis of our revenues for the twelve months ended December 31, 2003 and 2002:

                               December 31,

                                  2003         2002      $ change    % change
                               ---------    ---------    ---------   ---------
Gross rent potential           $ 914,468    $ 884,438    $  30,030         3.4
Less:  vacancy                    39,399       44,100       (4,701)       (10.7)
                               ---------    ---------    ---------   ---------
Net rental income                875,069      840,338       34,731         4.1
Tenant charges & misc             42,751       36,271        6,480        17.9
Other revenues                    79,455            0       79,455
                               ---------    ---------    ---------   ---------
Total revenues                 $ 997,275    $ 876,609    $ 120,666        13.8%
                               =========    =========    =========   =========

Total operating expenses increased by $169,612, to $882,667 for the twelve months ended December 31, 2003. Administrative expenses increased by $72,335 to $300,857 for the twelve months ended December 31, 2003. In 2003, there was an increase in administrative expenses related to the operations of the apartment complex, which consisted primarily of advertising expenses. We also incurred a significant increase in overhead associated with being a public reporting company with the Securities and Exchange Commission in 2003. Utilities expenses increased from $118,307 in 2002 to $129,571 in 2003 due primarily to an increase in 2003 in the price of natural gas used to heat our buildings. Operating and maintenance expenses increased from $92,853 in 2002 to $147,359 in 2003. Extraordinary unit turnover in 2003 and additional maintenance costs incurred to catch up on deferred maintenance to prepare for refinancing accounted for most of the increase in operating expenses. Taxes and insurance increased by $23,718. Depreciation and amortization increased by $7,789 to $141,982 as a result of recent capital improvements being depreciated.

Interest income increased by $15,812 from $1,015 in 2002 to $16,827 in 2003, due to loans made to other companies. Interest expense increased from $302,278 in 2002 to $323,887 in 2003.

In 2003, we sold a portion of our investment in InteliSys Aviation Systems for a gain of $23,750. In 2002, we sold our investment in DATANET Office Solutions and realized a $10,274 gain.

Equity earnings on investments, net, is summarized below:

                                                 Our proportionate share
                                                 of net income or (loss)
                                                 under the equity method
                                                       of accounting

       Entity                                      2003            2002
       ------                                    ----------------------

DATANET Office Solutions, Inc.                        0           7,726
Eastern Envelopes & Graphics LLC                      0          (5,250)
                                                 ------          ------
Net earnings from

  equity investments                                  0           2,476
                                                 ======          ======

Net loss increased from $124,959 in 2002 to $584,301 in 2003. We reported a basic net loss of $.05 per share for the twelve months ended December 31, 2002, compared to a basic net loss of $.15 per share for the twelve months ended December 31, 2002.

Though we incurred a loss of $584,301 for the twelve months ended December 31, 2003, most of that loss was caused by non-recurring charges related to the reorganization and refinancing of our real estate business.

Liquidity and Capital Resources

At December 31, 2004, we had $38,190 in working capital, including cash held in escrow for anticipated future expenses. However, we need additional financing to expand our business, to carry out our business plan and to reduce debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

Prior to November 9, 2004, we were financed by our operations. After the change of control, we have received a net aggregate amount of $400,000 from Cornell Capital Partners, LP from the issuance of secured convertible debentures. We also have a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P, pursuant to which we may, at our discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 97% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, we will pay Cornell Capital Partners, L.P. a cash fee equal to 5% of each advance. In order for us to utilize the equity credit line, we must first have a registration statement declared effective by the SEC.

We intend to commence shortly an offering of $5,000,000 of our shares pursuant to Regulation E of the Securities Act of 1933, as amended. There is no assurance that we will be successful at raising any funding. We currently have no revenues and no operations, and accordingly have no source of funding for our operations. We have not identified any potential sources of debt or equity financing and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 7. Financial Statements

The financial statements are attached after the signature pages.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 27, 2005, we engaged Seligson & Giannattasio LLP, as our new principal independent accountants, following the resignation of our prior principal independent accountants, Haefele, Flanagan, & Co., P.C., which occurred on January 26, 2005. The decision to change accountants was recommended and approved by our Board of Directors.

The reports of Haefele, Flanagan on the financial statements for either of the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during our two most recent fiscal years and through January 26, 2005, there were no disagreements with Haefele, Flanagan on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Haefele, Flanagan, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. No "reportable events" (as defined in 17 C.F.R. 229.304(a)(1)(v)) occurred within our two most recent fiscal years nor through January 26, 2005.

As of January 27, 2005, Seligson & Giannattasio LLP was engaged by us as our principal independent accountants. The appointment of Seligson & Giannattasio was recommended and approved by our Board of Directors. During our two most recent fiscal years and through January 27, 2005, we did not consult them regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us by Seligson & Giannattasio that they concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" (as defined in 17 C.F.R. 304(a)(1)(iv) and the related instructions) or a "reportable event" (as defined in 17 C.F.R. 304(a)(1)(v)).

Item 8A.  Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Form 10-KSB, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Item 8B.  Other Information

As of March 31, 2005, we entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby we agreed to forego the interest payment and default payments due us under the $770,000 note and the $600,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to us of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a quarterly interest payment of $6,115.07 was made to us, representing accrued interest from January 1, 2005 through March 31, 2005 with respect to the $770,000 note. On April 14, 2005, 231 Norman made its first quarterly interest payment to us of $6,000, representing accrued interest with respect to the $600,000 note from November 29, 2004 through February 25, 2005.

As of March 17, 2005, we sold to TSSS LLC up to $10,000 of the Apros and Chay loan and the right to purchase shares of Apros and Chay at the price of $0.10 per share, pro ratably relative to the amount of debt purchased. Said buyer has the right until September 17, 2005 to purchase the debt in lots of $1,000 by giving us 24-hour written notice. As of March 17, 2005, TSSS purchased from us $1,000 of such debt.

On April 6, 2005, Apros and Chay was informed that their loan to us was in default. The default occurred as a result of the change in management of Apros and Chay.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Officers.

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each.

--------------------------------------------------------------------------------
Name                   Age     Position
--------------------------------------------------------------------------------
Jonathan Ilan Ofir      41     Chief Executive Officer and Chairman of the Board
--------------------------------------------------------------------------------
Michael Gibbs           68     Chief Financial Officer
--------------------------------------------------------------------------------
Zvika Greengold         53     Director
--------------------------------------------------------------------------------
Marc Narboni            47     Director
--------------------------------------------------------------------------------
Gregory Bitterman       44     Director
--------------------------------------------------------------------------------
Seth Yakatan            34     Director
Alon Segev              37     Director
--------------------------------------------------------------------------------

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings. Officers are appointed by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees of our Board of Directors at this time. There is no family relationship among the above directors and officers.

None of our directors, officers, affiliates or promoters have, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

The following is a brief account of the education and business experience of each director and executive officer during the past five years, and any other directorships held in reporting companies.

Jonathan Ilan Ofir has been our Chairman and Chief Executive Officer since March 11, 2005. Mr. Ofir was instrumental in obtaining and financing the property located at 231 Norman Avenue. He has been the President of Gunther Franz, Inc., an investment company involved in real estate holdings, since January 1997. Since April 2002 present Mr. Ofir has been the co- manager of Power Equity Management, LLC, a private company involved in real estate transactions and investments. From 1994 through 1997, Mr. Ofir was Chairman and President of Catalana Ban 58 Inc., one the largest shirt manufacturers and textile companies in Israel. From 1994 through 1997, Mr. Ofir founded Teno Direct Investments Ltd., a company focused on investing in opportunities that would benefit from capital, changes in management and rationalizing operations through mergers and strategic alliances. Mr. Ofir received an MBA in International Finance, in 1990 and a BA in Statistics and Economics in 1989 from Hebrew University, Jerusalem, Israel.

Michael Gibbs, our Chief Financial Officer since March 11, 2005, was also a director from February 11, 2005 until March 11, 2005. Mr. Gibbs is the President of Page Mill Corporation, a. business consulting firm, which he began in 1971. Since 1999, Mr. Gibbs has consulted to certain privately owned businesses, including the largest freight airline in Florida. From September 1996 to April 1999, he was President, Chief Executive Officer and Chairman of the Board of Directors of Compass Plastics Corporation and its predecessor, a manufacturer of television and computer cabinets and related items. Mr. Gibbs began his business career in 1964 with the international business consulting firm of Booz Allen & Hamilton and spent five years as Vice President of Corporate Planning for ReLiance Holdings Corporation (formerly, Leasco Corporation),a New York Stock Exchange company, before becoming an independent entrepreneur and business advisor in 1973. For the past 32 years, Mr. Gibbs has served as a financial and business advisor to third parties in the identification, financing, acquisition and operation of approximately 45 businesses, and has participated as a principal stockholder, executive officer and director in certain of such businesses. Mr. Gibbs received a BS degree in Engineering from the University of Alabama in 1957 and a Masters degree in Industrial Management from New York Polytechnic Institute in 1965.

Alon Segev has been a director since November 29, 2004. Mr. Segav has been involved in international ventures in a financial and entrepreneurial aspect since April 2004. From August 2002 to April 2004 Mr. Segev was the Vice President- Business Development for Comadis International Trade Ltd., a British company he co-founded which was involved in international trade of commodities, products and energy for infrastructure sectors. From August 1999 to August 2002 he was chief executive officer and director of NetTrust Inc., a company he co-founded with Professor Hod Lipson. NetTrust was a holding company in energy and infrastructure (GRP Pipes and power plants), car parts importer, an a distributor of VIALLE BV, an international oil trade and high-tech company. Mr.Segev received his LLB law degree from Tel Aviv University in 1998 and a B.Sc. in mechanical engineering with distinction from the Technion-Israel Institute of Technology in 1990. Mr. Segev served for five years as an officer in the Israeli Navy. There is no transaction during the last two years, or any proposed transactions, to which the Company was or is a party with any of the foregoing individuals or any member of their respective immediate family

Gregory Bitterman, a director of the Company since February 11, 2005, has been of counsel to the law firm of Aron J. Broder and Jonathon Reiter, where he focuses on plaintiff litigation. Mr. Bitterman has been of counsel at such firm since 1992.. Mr Bitterman received a law degree from Case Western University School of law in 1985.

Zvika Greengold, a director of the Company since February 11, 2005, was the Chief Executive Officer of a state-owned major fuel producer in Israel from April 1999 through April 2000. From April 2000 to April 2001 he was adviser and Chief Executive Officer of Caribbean Petroleum corporation. From September 2001 through September 2004 he was an independent director at Tefron, an Israeli company publicly traded in the US. From February 2003 through February 2004 Mr. Greengold was Chairman of Better On Line Solutions an Israeli company publicly traded in the US and continues to remain an advisor to the company. He is also a director at First International Bank Mortgage company and of Polisak an Israeli publicly traded company and is the chairman of the board at Kav Kor, an Israeli manufacturing company and chairman of Poliraz an Israeli plastics company.

Marc Narboni, a director of the Company since February 11, 2005, studied Talmudic law at a yeshiva in Jerusalem from March 2000 through September 2001. From April 2001 until present Marc serves as co-founder and Chief Executive Officer of Einsof capital, an investment company which invests in real estate and equities. He also holds a BA in hotel and business management.

Seth Yakatan, a director of the Company, worked with Union Bank of California, N.A., in the media and telecommunications group from June 1996 until April 2001. While there, he completed numerous debt financings while placing subordinated debt and private equity into several portfolio companies on behalf of the bank. Since April 2001 as a Co-Founder of Katan, Mr. Yakatan has successfully managed sell-side M&A engagements for companies in the Life Science space. Mr. Yakatan holds a MBA in Finance from the University of California, Irvine and a BA in History and Public Affairs from the University of Denver

There is no transaction during the last two years, or any proposed transactions, to which DCI USA, Inc. was or is a party with any of the foregoing individuals or any member of their respective immediate family.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary because its directors have been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year ended December 31, 2004, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed all forms on a timely basis. All other Forms 3, 4, and 5 and any amendments thereto, were filed on a timely basis.

Code of Ethics. The Company has adopted a Code of Ethics. We will make the Code of Ethics available to any person without charge, upon request. Such a request may be made by sending us a request in writing to the following address: DCI USA, Inc., 20 West 64th Street New York, New York 10023.

Item 10.  Executive Compensation

The following table presents certain specific information regarding the compensation of our Chief Executive Officer and any other officers whose compensation was in excess of $100,000, during the fiscal years ending December 31, 2004, 2003 and 2002.


                                                                                                     Long-Term
                                                                                                   Compensation
                                                                                  --------------------------------------------------
                                                    Annual Compensation                         Awards          Payouts
                                         -------------------------------------------------------------------------------------------
                                                                                                                            All
                                                                       Other   Restricted Stock  Securities                Other
                                Year                                  Annual     Award(s) ($)    Under-lying              Compen-
            Name and                                                  Compen-                   Options/ SARs            sation ($)
       Principal Position                                 Bonus ($)  sation ($)                       (#)          LTIP
                                         Salary ($)                                                           Payouts ($)
------------------------------------------------------------------------------------------------------------------------------------
David Yerushalmi,                2004 (1)      $0           $0          $0           $0             0              $0        $0
     Chief Executive Officer
     and Chairman


Harry J. Santoro,                2004 (3)   $150,000        -0-       -0-           -0-            -0-           -0-        -0-
     Former President and        2003         -0-          -0--     $117,000(4)    $1,000       125,000(5)       -0-        -0-
     Former Treasurer            2002         -0-           -0-     $ 76,750(4)     -0-          125,000         -0-        -0-

Stephen Robinson                 2004 (6)    $9,000         -0-       -0-           -0-            -0-           -0-        -0-
     Former Vice President,      2003         -0-           -0-      $117,000      $1,000       125,000(5)       -0-        -0-
Secretary, and Directors         2002         -0-           -0-      $ 76,750       -0-          125,000         -0-        -0-

      3. Mr. Yerushalmi became an officer on November 9, 2004 and resigned on December 31, 2004. Mr. Yerushalmi did not receive any compensation during his tenure as an officer and director; however, on February 10, 2005 Mr. Yerushalmi was issued 1,350,000 shares.

      4. Mr. Santoro, our President, Treasurer and a director, resigned from his positions on November 29, 2004.

      5. Includes fees payable to H. James Santoro, Inc. for management and administrative services rendered.

      6.    Includes 10,000 shares issued as a restricted stock award.

      7. Mr. Robinson, our Vice President and Secretary and a director, resigned from his positions on November 29, 2004.

      8. Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.

                               OPTIONS GRANT TABLE

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2004. We did not have during such fiscal year, and currently do not have, any plans providing for the grant of stock appreciation rights ("SARs").

                      Option/SAR Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Potential Realizable Value
                                                                                   at Assumed Annual Rates of
                                                                                  Stock Price Appreciation for   Alternative to (f)
                                                                                           Option Term           and (g): Grant Date
                              Individual Grants                                                                         Value
----------------------------------------------------------------------------------
                  (a)          (b)            (c)             (d)              (e)     (f)            (g)                (f)
                        Number of
                        Securities
                        Underlying        % of Total
                        Options/ SARs     Options/ SARs  Exercise or
                        Granted (#)       Granted to     Base Price                                                Grant Date Fair
                                          Employees in   ($/Sh)         Expiration                                  Value ($) (1)
                 Name                     Fiscal Year                    Date
------------------------------------------------------------------------------------------------------------------------------------
Stephen Robinson         125,000               50%         $0.10         7/31/2008     --             --                   $0.00
Harry J. Santoro         125,000               50%         $0.10         7/31/2008     --             --                   $0.00

      3. The values shown were calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model.

      4.

As of November 19, 2004 the foregoing options were cancelled and no longer have any force or effect.

No options or SARs were granted to Messrs. Yerushalmi, Ofek or Klepfish during the year ended December 31, 2004.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND

                       FISCAL YEAR-END OPTION VALUE TABLE

The following table provides information concerning the number and value of stock options exercised during the fiscal year ended December 31, 2004, and held at the end of such fiscal year, by the named executive officers. No SARs were exercised during such fiscal year, and no SARs are held by any named executive officer.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

             (a)            (b)                         (d)                           (e)                        (c)

             Name       Shares Acquired on                                 Number of Securities
                        Exercise (#)               Value Realized ($)      Underlying Unexercised       Value of Unexercised
                                                                           Options/SARs at December     In-the-Money Options/SARs
                                                                           31, 2004 (#)                 at December 31, 2004 ($)
                                                                           Exercisable/ Unexercisable   Exercisable/ Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Stephen Robinson                 375,000                       0                              0 / 0                     $0 / $0
Harry J. Santoro                 375,000                       0                              0 / 0                     $0 / $0

As of November 19, 2004, the options were canceled and no longer have any force or effect.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 11, 2005, the number of shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 42,253,125 shares of Common Stock issued and outstanding. Unless otherwise noted, the business address of each person listed in the table below is c/o 20 West 64th Street, New York, New York 10023.

------------------------------------------------------------------------------------------------------------------------------------
               Officers, Directors, and
                    5% Stockholders                Title of Class         No. of Shares        Beneficial Ownership
------------------------------------------------------------------------------------------------------------------------------------
Direct Capital Investments, Ltd.                       Common                35,000,000              82.83%
------------------------------------------------------------------------------------------------------------------------------------
Gregory Bitterman                                      Common                15,625*                 Less than 1%
------------------------------------------------------------------------------------------------------------------------------------
Michael Gibbs                                          Common                15,625                  Less than 1%
------------------------------------------------------------------------------------------------------------------------------------
Zvika Greengold                                        Common                15,625*                 Less than 1%
------------------------------------------------------------------------------------------------------------------------------------
Marc Narboni                                           Common                15,625*                 Less than 1%
------------------------------------------------------------------------------------------------------------------------------------
Seth Yakatan                                           Common                15,625*                 Less than 1%
------------------------------------------------------------------------------------------------------------------------------------
Alon Segev                                             Common                0                       0
------------------------------------------------------------------------------------------------------------------------------------
Jonathan Ilan Ofir                                     Common                1,350,000               3.2%
------------------------------------------------------------------------------------------------------------------------------------
All directors and

executive officers as a                                Common                1,975,000               3.2%
group (7 persons)
------------------------------------------------------------------------------------------------------------------------------------

* The directors were issued an aggregate of 125,000 shares, which shares will vest over two year period commencing on February 10, 2004 on a quarterly basis, so that 15,625 shares will be issued every three months. As of March 24, 2005, 15,625 shares have been issued.

The foregoing does not include the shares of common stock that are issuable to Cornell Capital Partners, LP, the holder of two convertible debentures, each in the amount of $250,000, the first $250,000 debenture being convertible at Cornell's option into common stock at a price per share equal to the lesser of
(a) $0.074 or (b) 77% of the lowest daily volume weighted average price for the 5 days immediately prior to conversion. The debenture can be redeemed at the company's option for shares at 0.072 per share. The second $250,000 debenture being convertible at Cornell's option into common stock at a price per share equal to the lesser of a) $0.36, an amount equal to one hundred twenty three percent (123%) of the daily volume weighted average price of the Common Stock on the first day of trading after the issuance of the debenture (b) 77% of the lowest daily volume weighted average price for the 5 days immediately prior to conversion. The debenture can be redeemed at our option for shares at $0.35 per share, one hundred and twenty percent (120%) of the daily volume weighted average price of the Common Stock on the first day of trading after the issuance of the debenture. The foregoing also does not include the 200,000 shares of Series A Preferred Stock held by Cornell which are convertible into our common stock at a conversion ratio equal to the lesser of $1.00 per share or $1.00 per share plus any accrued but unpaid cumulative dividends divided by the average closing bid price of our stock for the 20 days immediately preceding the conversion date.

Item 12.  Certain Relationships and Related Transactions

Simultaneously with purchase of the shares by Direct Capital Investments, Ltd., Harry J. Santoro directly or indirectly contributed a 49% limited partnership interest in SVG Properties, L.P. to Bartram in exchange for 12,000,000 post-reverse split shares of Bartram common stock. At the closing on November 9, 2004, there were 15,000,000 shares of common stock outstanding in Bartram on a fully-diluted basis; the Company owns 3,000,000 shares of common stock, representing 20% of the outstanding stock of Bartram on a fully-diluted basis and Harry J. Santoro owns 12,000,000 shares of common stock, representing 80% of the outstanding stock of Bartram.

Bartram owns 100% of Spring Village Holdings, Inc. ("SVH"), which owns 80% of SVG Properties, L.P. ("SVG"). SVG owns the Spring Village Apartment Complex.. Immediately prior to closing, SVG shall have distributed cash and/or promissory notes (the "Distribution") to its then existing limited partners, in proportion to their ownership, in an amount sufficient to reduce the adjusted net book value of Bartram to approximately $1,000,000, calculated assuming the real estate was valued at $5,575,000, the appraised value of the real estate as of August 26, 2003, and after giving effect to the Subscription Agreement.

SVG entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex, plus reimbursement of certain expenses. Such agreement, as modified, is currently in effect, and may be terminated when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with New York Community Bank ("NYCB"). Pursuant to the agreements with NYCB including the First Mortgage and Security Agreement, such mortgage shall become immediately due and payable at the option of NYCB if (i) the control, management, or operation of the Property, or any part thereof, is transferred to any individual or entity other than Spring Village Holdings, Inc., the Corporate General Partner, or (ii) the control of Spring Village Holdings, Inc. is transferred to any individual or other entity other than Bartram Holdings, Inc., or (iii) the control of Bartram is transferred to any individual or entity other than Harry J. Santoro. H. James Santoro, Inc. also provides management and administrative services to us. H. James Santoro, Inc. received in 2004 and 2003, respectively, $150,000 and $117,000 for such services. Mr. Santoro owned 100% of
H. James Santoro, Inc. up to December 31, 2003. Gavella Corp. acquired H. James Santoro, Inc. for nominal consideration on January 1, 2004.

Stephen M. Robinson, P.A. rendered legal services to us. Stephen M. Robinson, P.A. is owned by Stephen M. Robinson. Stephen M. Robinson, P.A. received in 2004 and 2003, respectively, $9,000 and $15,000 for such services.

Until November 9, 2004, the Company maintained its principal executive offices in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease was $800. The building is owned by Harry J. Santoro; however, the Company believed the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

During 2003, Harry J. Santoro purchased 630,000 shares of restricted common stock of the Company at a purchase price of $63,000 in cash, $.10 per share.

During 2003, Stephen M. Robinson purchased 375,000 shares of restricted common stock of the Company at a purchase price of $37,500 in cash, $.10 per share.

On March 24, 2003, Harry J. Santoro purchased from Spring Village Holdings, Inc., a wholly owned subsidiary of the Company, a 49% interest in SVG Properties, L.P., for $50,000. Mr. Santoro also loaned the Company $15,000 and recast the terms of an $85,000 loan he previously made to the Company. The proceeds of the sale and the loan were reinvested into the Spring Valley Apartment Complex. As of December 31, 2003, Mr. Santoro owned a 49% limited partnership interest in SVG Properties, L.P.

Until November 9, 2004, we maintained our principal executive offices in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under the month-to-month lease was $800. The building was owned by Harry J. Santoro. Our management believes the terms of the lease were at least as favorable as terms available from unrelated third parties.

On November 9, 2004, Direct Capital Investments, Ltd. purchased 31,500,000 shares of our common stock, which currently represents 75.6% of our issued share capital. We owe Direct Capital Investments $95,000, which is payable on demand.

DCI Management, LLC, a New York limited liability company, consults for Direct Capital Investments, Ltd. DCI Management is equally owned by A&C Capital USA, Inc., a New York corporation, and PEM, LLC, a New York limited liability company. A&C Capital USA, Inc. is an affiliate of Mr. Ofek, and PEM, LLC is an affiliate of Mr. Yerushalmi. David Yerushalmi, who was our Chairman and Chief Executive Officer between November 2004 and December 31, 2004, is an officer of DCI Management, LLC. Between November 2004 and February 2005, Adam Ofek, was our President, Chief Financial Officer, Principal Accounting Officer, Treasurer and a member of our Board of Directors, and Sam Klepfish, was our Senior Vice President, Secretary and a member of our Board of Directors from November 2004 until February 2005, are also officers of DCI Management, LLC. Pursuant to the agreement, DCI Management is entitled to monthly cash compensation and certain bonuses in Direct Capital Investments. The operating agreement provides that no action can be taken by DCI Management without the prior written authorization of both Apros and Chay and PEM, the member who initially introduces a financing opportunity to Direct Capital Investments or any of its assets, subsidiaries or interests, shall have the right to determine the allocation of 60% of such allocation. As of December 31, 2004, no payments were made to DCI Management. In March 2005, the agreement between Direct Capital Investments and DCI Management was terminated.

On December 16, 2004, we entered into a Loan Agreement with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of the Loan Agreement, we lent Apros and Chay $96,000. On December 31, 2004, we entered into a Modification Agreement with Apros and Chay and Direct Capital Investments, Ltd. regarding the aggregate sum of $60,000 which was lent by Direct Capital Investments, Ltd. to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital Investments, Ltd. assigned to us the right to receive from Apros and Chay the $60,000. Interest shall accrue on said amount at the annual rate of 10%. Unless there is an event of default, principal and accrued interest is due and payable by Apros and Chay to us on December 13, 2005. Apros and Chay has the right to prepay the amount owed to us at any time. The obligation of Apros and Chay is secured by a pledge of all its outstanding share capital to us, and a second pledge in the shares of Technoprises Ltd. held by Apros and Chay. In consideration of us lending Apros and Chay $60,000, Apros and Chay agreed to release us from our obligation to lend them 60% of the net proceeds of the $250,000 which we were to receive from Cornell Capital Partners, L.P. In connection with the $60,000 loan, we received warrants to purchase an aggregate of 1,560,000 shares of Apros and Chay at a purchase price of $0.10 per share. We have this right until December 31, 2005, but we have the right to extend such time for an additional 6 months. Apros and Chay was notified in April 2005 that the loan is in default.

The following transactions were completed on November 29, 2004 and November 30, 2004 with 231 Norman Avenue Property Development, LLC and/or 231 Norman Avenue, LLC. Norman Avenue, LLC owned 60% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC at the time of these transactions.. David Yerushalmi, our Chairman and Chief Executive Officer at the time, owned 58.3% of 231 Norman Avenue, LLC, together with an unaffiliated third party. The transactions described below were approved by our Board of Directors, with Mr. Yerushalmi recusing himself from the vote thereof. Our management believes that all such transactions are on terms at least as favorable as could be obtained from unrelated third parties.

On November 29, 2004, we executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which we assumed a payment obligation of 231 Norman Avenue Property Development, LLC to Hypothecators Mortgage Company in the original principal amount of $400,000. In consideration, we received from 231 Norman Avenue Property Development, LLC $400,000 cash. The principal amount of $400,000 is due and payable on June 15, 2005. Interest on such amount accrues at the rate of 15% per annum, and is payable on the first day of each month until maturity.

On November 29, 2004, we executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which we assumed the payment obligation of 231 Norman Avenue Property Development, LLC to Elliot Rubin in the original principal amount of $200,000. In consideration, we received from Norman Avenue Property Development, LLC $200,000 cash. The principal amount of $200,000 is due and payable on October 28, 2005. Interest on such amount accrues at the rate of 12% per annum, and $2,000 is payable on the 28th day of each month until maturity. On March 7, 2005, we satisfied in full our obligation to Elliot Rubin using proceeds from a $100,000 loan from NY2K, Inc., a New York business service company, and $100,000 which was received from Cornell Capital pursuant to our previous agreement with Cornell. The loan from NY2K, Inc. is payable March 7, 2006. Interest accrues on said amount at the simple interest rate of 8%, and is payable every quarter commencing June 7, 2005.

In connection with the above assignments, 231 Norman Avenue Property Development, LLC agreed that it would not do anything to increase the indebtedness and would indemnify us from any damages that arise as a result of any increase in the indebtedness which was not a result of any default under the assignment agreement. We agreed to indemnify 231 Norman Avenue Property Development, LLC that we will not do anything to increase the indebtedness under the loan documents.

On March 7, 2005, 231 Norman Avenue Property Development, LLC increased its equity to approximately $3,500,000 by bringing in an additional equity member and closed on a $10 million loan with Washington Mutual Bank. The loan was done to satisfy all prior loans affecting title to the real estate located at 231 Norman Avenue, Brooklyn, New York and to begin renovations at the property to construct commercial lofts and retail space. As a result of this transaction, the equity interest of 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC decreased from 60% to 30% and 231 Norman Avenue, LLC is now solely owned by David Yerushalmi.

Also on November 29, 2004, Hypothecators Mortgage Company and Elliot Rubin entered into separate Modification and Consent Agreements with us, 231 Norman Avenue Property Development, LLC, 231 Norman Avenue, LLC and the other members of 231 Norman Avenue Property Development, LLC to conform the respective loan documents (with each of Hypothecators Mortgage Company and Elliot Rubin) to the above assignments and to consent to the assignments.

On November 30, 2004, we lent the aggregate sum of $600,000 which we received from 231 Norman Avenue Property Development, LLC to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment becoming due to us on February 25, 2005. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. We have the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to us are secured by, among other collateral, a pledge of the membership interest owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. In addition, we were assigned an option to purchase a 25% membership interest in 231 Norman Avenue Property Development, LLC upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

As of March 31, 2005, we entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby we agreed to forego the interest payment and default payments due us under the $770,000 note and the $400,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to us of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a quarterly interest payment of $6,115.07 was made to us, representing accrued interest from January 1, 2005 through March 31, 2005 with respect to the $770,000 note. On April 14, 2005, 231 Norman made its first quarterly interest payment to us of $6,000, representing accrued interest with respect to the $600,000 note from November 29, 2004 through February 25, 2005.

Other than as set forth above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that has or will materially affect us:

      3.    any of our directors or officers, including the Director Designees;

      4.    any person proposed as a nominee for election as a director;

      5. any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or 6. any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13. Exhibits, Financial Statement Schedules

(a)   Financial Statements

            (1)   Financial Statements

            (2)   Financial Statement Schedules

      3.    Exhibits

(b)   Exhibits


------------------------------------------------------------------------------------------------------------------------------------
Exhibit No.                  Description                                                     Where Found
------------------------------------------------------------------------------------------------------------------------------------
3.1           Articles of Incorporation, as amended                                Form  10-SB,  filed with the SEC on July 25,
                                                                                   2000 and filed with the Schedule 14C filed on
                                                                                   October 13, 2004
------------------------------------------------------------------------------------------------------------------------------------
3.2           Bylaws                                                               Form 10-SB, filed with the SEC on July 25, 2000
------------------------------------------------------------------------------------------------------------------------------------
10.1          Subscription  Agreement  dated November 9, 2004,  from Direct        8-K, filed with the SEC on November 10, 2004
              Capital Investments, Ltd. to Gavella Corp.
------------------------------------------------------------------------------------------------------------------------------------
10.2          Distribution   Agreement   dated  November  9,  2004  between        8-K, filed with the SEC on November 10, 2004
              Gavella Corp. and Bartram Holdings, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.3          Voting  Agreement dated November 9, 2004 among Gavella Corp.,        8-K, filed with the SEC on November 10, 2004
              Bartram Holdings, Inc. and Harry J. Santoro
------------------------------------------------------------------------------------------------------------------------------------
10.4          Assignment  of   Obligations   under   Promissory   Note  and        8-K, filed with the SEC on December 3, 2004
              Indemnification  Agreement,  dated  November 29, 2004, by and
              between  DCI  USA,  Inc.  and  231  Norman  Avenue   Property
              Development, LLC relating to Hypothecators Mortgage Company.
------------------------------------------------------------------------------------------------------------------------------------
10.5          Assignment  of   Obligations   under   Promissory   Note  and        8-K, filed with the SEC on December 3, 2004
              Indemnification  Agreement,  dated  November 29, 2004, by and
              between  DCI  USA,  Inc.  and  231  Norman  Avenue   Property
              Development, LLC relating to Elliot Rubin.
------------------------------------------------------------------------------------------------------------------------------------
10.6          Modification  and Consent  Agreement  dated November 29, 2004        8-K, filed with the SEC on December 3, 2004
              by and  between  Hypothecators  Mortgage  Company,  DCI  USA,
              Inc.,  231  Norman  Avenue  Property  Development,  LLC,  231
              Norman Avenue, LLC and the other signatories thereto.
------------------------------------------------------------------------------------------------------------------------------------
10.7          Modification  and Consent  Agreement  dated November 29, 2004        8-K, filed with the SEC on December 3, 2004
              by and  between  Elliot  Rubin,  DCI USA,  Inc.,  231  Norman
              Avenue Property Development,  LLC, 231 Norman Avenue, LLC and
              the other signatories thereto.
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
10.8          Loan  Agreement  dated  November 30,  2004,  between DCI USA,        8-K, filed with the SEC on December 3, 2004
              Inc., as Lender, and 231 Norman Avenue, LLC, as Borrower.
------------------------------------------------------------------------------------------------------------------------------------
10.9          Modification  Agreement dated November 30, 2004,  between 231        8-K, filed with the SEC on December 3, 2004
              Norman Avenue, LLC and DCI USA, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.10         Standby   Equity   Distribution   Agreement   dated   as   of        8-K, filed with the SEC on December 16, 2004
              December  13,  2004  between  Cornell  Capital  Partners,  LP and DCI USA, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.1          Registration   Rights   Agreement   dated   as  of   December        8-K, filed with the SEC on December 16, 2004
              13,  2004 by and between  Cornell  Capital  Partners,  LP and
              DCI USA, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.12         Escrow  Agreement  dated  as of  December  13,  2004  by  DCI        8-K, filed with the SEC on December 16, 2004
              USA,     Inc.,      Cornell     Capital     Partners,      LP
              and David Gonzalez, PC
------------------------------------------------------------------------------------------------------------------------------------
10.13         Placement   Agent  Agreement   dated   as   of                       8-K, filed with the SEC on December 16, 2004
              December   13,   2004   between   DCI  USA,   Inc.,   Cornell
              Capital Partners, LP  and  Newbridge Securities Corporation
------------------------------------------------------------------------------------------------------------------------------------
10.14         Loan  Agreement  dated as of December 13,  2004,  between DCI        8-K, filed with the SEC on December 16, 2004
              USA, Inc., as borrower, and Apros and Chay MB Ltd., as lender
------------------------------------------------------------------------------------------------------------------------------------
10.15         8%  Secured  Convertible  Debenture  issued by DCI USA,  Inc.        8-K, filed with the SEC on December 16, 2004
              to Cornell Capital  Partners,  LP in the principal  amount of
              $250,000
------------------------------------------------------------------------------------------------------------------------------------
10.16         Securities  Purchase  Agreement  dated  as  of                       8-K, filed with the SEC on December 16, 2004
              December  13,  2004  between  Cornell  Capital  Partners,  LP and DCI USA, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.17         Investor   Registration   Rights   Agreement   dated   as  of        8-K, filed with the SEC on December 16, 2004
              December   13,   2004   by  and   between   Cornell   Capital
              Partners, LP  and  DCI  USA, Inc.
------------------------------------------------------------------------------------------------------------------------------------
10.18         Security   Agreement   dated  as  of  December  13,  2004  by        8-K, filed with the SEC on December 16, 2004
              DCI  USA, Inc. and Cornell  Capital Partners, LP
------------------------------------------------------------------------------------------------------------------------------------
10.19         Collateral   Assignment   of   Contract   Rights,   dated  as        8-K, filed with the SEC on December 16, 2004
              of December  13, 2004 by DCI USA,  Inc.  and Cornell  Capital
              Partners, LP
------------------------------------------------------------------------------------------------------------------------------------
10.20         Stock  Pledge   Agreement  dated  as  of  December  13,  2004        8-K, filed with the SEC on December 16, 2004
              between  Cornell Capital  Partners,  LP and Apros and Chay MB
              Ltd.
------------------------------------------------------------------------------------------------------------------------------------
10.21         Escrow   Agreement   dated  as  of   December   13,  2004  by        8-K, filed with the SEC on December 16, 2004
              DCI  USA,  Inc.,  Cornell  Capital  Partners,  LP  and  David
              Gonzalez, PC
------------------------------------------------------------------------------------------------------------------------------------
10.22         Certificate      of      Designation      of     Series     A        8-K, filed with the SEC on December 16, 2004
              Preferred Stock
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
10.23         Modification   Agreement   dated  as  of  December  31,  2004        8-K, filed with the SEC on January 6, 2005
              among DCI USA,  Inc.,  Direct Capital  Investments,  Ltd. and
              Apros and Chay MB Ltd.
------------------------------------------------------------------------------------------------------------------------------------
10.24         Demand  Promissory  Note dated as of December 31, 2004 by DCI        8-K , filed with the SEC on January 6, 2005
              USA,  Inc.  in  the  original  principal  amount  of  $95,000 payable to Direct Capital Investments, Ltd.
------------------------------------------------------------------------------------------------------------------------------------
10.25         Letter  Agreement  dated as of February 7, 2005,  between DCI        8-K, filed with the SEC on February 14, 2005
              USA, Inc. and Cornell Capital Partners, LP
------------------------------------------------------------------------------------------------------------------------------------
10.26         Secured  Debenture  dated as of March 1, 2005 in the original        8-K, filed with the SEC on March 7, 2005
              principal  amount  of  $250,000  issued by DCI USA,  Inc.  to
              Cornell Capital Partners L.P.
------------------------------------------------------------------------------------------------------------------------------------
10.27         Note dated March 7, 2005 between DCI USA, Inc. and NY2K, Inc.        8-K, filed with the SEC on March 15, 2005
------------------------------------------------------------------------------------------------------------------------------------
10.28         Forebearance  and  Modification  Agreement  dated as of March        Attached hereto
              31, 2005 by and between 231 Norman  Avenue,  LLC and DCI USA,
              Inc.
------------------------------------------------------------------------------------------------------------------------------------
24.1          Consent of Haefele Flanagan
------------------------------------------------------------------------------------------------------------------------------------

31.1          Rule 13a-14(a)/15d14(a)  Certification of the Chief Executive        Attached Hereto
              Officer
------------------------------------------------------------------------------------------------------------------------------------
31.2          Rule 13a-14(a)/15d14(a)  Certification of the Chief Financial        Attached Hereto
              Officer
------------------------------------------------------------------------------------------------------------------------------------
32.1          Section 1350 Certification of the Chief Executive Officer            Attached Hereto
------------------------------------------------------------------------------------------------------------------------------------
32.2          Section 1350 Certification of the Chief Financial Officer            Attached Hereto
------------------------------------------------------------------------------------------------------------------------------------

Item 14.  Principal Accountant and Fees

As of December 31, 2004, Haefele, Flanagan, & Co., P.C. served as the Company's Principal Accountant; however, since January 27, 2005, Seligson & Giannattasio has been serving as the Company's Principal Accountant. The pre-approved fees billed to the Company are set forth below:

                            2004                            2003
                            ----                            ----

Audit Fees                 $25,800                         32,250

Audit Related Fees          6,000

Tax fees                    8,500                           3,000

Total                    $ 40,300                         $35,250


As of December 31, 2004, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DCI USA, INC.

Dated: April 15, 2005                           By: /s/ Jonathan Ilan Ofir
                                                    ----------------------

                                                 Name: Jonathan Ilan Ofir
                                                 Title: Chief Executive Officer

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
DCI USA, Inc.

We have audited the accompanying balance sheet of DCI USA, Inc. as of December 31, 2004, the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DCI USA, Inc. as of December 31, 2004, and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Seligson & Giannattasio, LLP
N. White Plains, NY
April 14, 2005

                                  DCI USA, INC
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2004

ASSETS

Current assets
Cash                                                                $    38,190
Interest receivable                                                      15,235
Loans receivable - current portion                                      926,000
                                                                    -----------
         Total current assets                                           979,425

Non-marketable securities at cost                                       155,000
Loan receivable - non-current portion                                   600,000
Deferred loan costs                                                      51,548
                                                                    -----------

         TOTAL ASSETS                                               $ 1,785,973
                                                                    ===========

LIABILITIES

Current liabilities

Accrued interest                                                    $       460
Accounts payable                                                         15,945
Loan payable - Related Party                                             95,000
                                                                    -----------
         Total current liabilities                                      111,405

Convertible debentures net of discount                                  193,698
Loan payable - Hypothicators                                            400,000
Loan payable - E. Rubin                                                 200,000
                                                                    -----------

         TOTAL LIABILITIES                                              905,103
                                                                    -----------

STOCKHOLDERS' EQUITY

Preferred Stock, par value $.001,
   Authorized 1,000,000 shares
   Series A Preferred, 200,000 shares authorized
   200,000 issued and outstanding                                           200

Common stock, par value $.001,
   authorized 100,000,000 shares, 35,000,035 issued
   and outstanding                                                       35,000

Additional paid-in-capital                                            1,709,907

Retained deficit                                                       (864,237)
                                                                    -----------

         TOTAL STOCKHOLDERS' EQUITY                                     880,870
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                   $ 1,785,973
                                                                    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                  DCI USA, INC
                            STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

INCOME

Revenue                                                            $     69,300
Interest income                                                          15,235
                                                                   ------------

         TOTAL INCOME                                                    84,535
                                                                   ------------




EXPENSES:

Administration fee                                                       65,657
Interest expense                                                         15,858
Legal fees                                                               46,755
Loan costs                                                                3,452
Taxes & Insurance                                                         1,000
Consulting fee                                                            3,000
                                                                   ------------

         TOTAL EXPENSES                                                 135,722
                                                                   ------------

         NET LOSS                                                  $    (51,187)
                                                                   ============


Loss per share                                                             0.00

Basic loss per share                                                       0.00

Average number of common shares
   outstanding                                                       10,399,657


                       SEE NOTES TO FINANCIAL STATEMENTS

                                 DCI USA, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2004


                                           Preferred Stock               Common Stock           Additional     Accumulated
                                        Shares         Amount        Shares         Amount    Paid-in-Capital    Deficit
                                        ------         ------        ------         ------    ---------------    -------
Balance, January 1, 2004                   0               0       6,000,000     $     6,000    $   746,950    $(1,360,413)

Issuance of common stock
before 9/30/2004                                                     750,000             750         73,750

Adjustment to reflect
Divestiture of Bartram                                            (3,249,965)         (3,250)        (6,593)       547,363

Issuance of common stock
net of costs, DCI acquisition                                     31,500,000          31,500        853,500

Issuance of preferred stock
as commitment fee                    200,000             200                                        199,800

Beneficial conversion feature
of convertible debentures                                                                            57,500

Costs related to standby
equity agreement                                                                                   (215,000)

Net loss                                                                                                           (51,187)
                                 -----------     -----------     -----------     -----------    -----------    -----------
Balance, December 31, 2004           200,000     $       200      35,000,035     $    35,000    $ 1,709,907    $  (864,237)
                                 ===========     ===========     ===========     ===========    ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                  DCI USA, INC
                            STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDING DECEMBER 31, 2004

OPERATING ACTIVITIES:

Net loss                                             $   (51,187)
    Adjustments to reconcile net loss to net
      cash flows from operating activities
      Amortization of loan costs                           3,452
Changes in operating assets and liabilities
           Interest receivable                           (15,235)
           Accounts payable and
             accrued expenses                             16,405
                                                     -----------

   Net cash flows from operating activities                             (46,565)

INVESTING ACTIVITIES:

Loans made to third parties                             (926,000)
Acquisitions common stock                               (155,000)
Bartram divestiture                                     (346,340)
                                                     -----------

   Net cash flows from Investing activities                          (1,427,340)

FINANCING ACTIVITIES:

Proceeds from Convertible debentures                     250,000
Proceeds from the sale of stock                        1,159,500
Beneficial conversion feature of
  convertible debentures                                  57,500
Discount on debenture                                    (56,302)
Loans from related party                                  95,000
Loan fees                                                (55,000)
Costs related to equity agreement                       (215,000)
                                                     -----------

   Net cash flows from financing activities                           1,235,698
                                                                    -----------

Decrease in cash and cash equivalents                                  (238,207)

Cash at January 1, 2004                                                 350,897
                                                                    -----------

Cash at December 31, 2004                                           $   112,690
                                                                    ===========

Supplemental Cash Flow Information

           Interest Paid                                            $    15,398
                                                                    ===========

           Income Taxes Paid                                        $      0.00
                                                                    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004


NOTE 1
NATURE OF OPERATIONS

DCI USA, Inc. formerly known as Gavella Corp. ("Gavella" or the "Company") was incorporated on June 21, 2000 in the State of Delaware. Until November 9, 2004, Gavella was engaged in owning and operating income producing real estate and investing in and providing consulting services to small, established companies with defined growth plans. On November 9, 2004, Gavella Corp. executed a Subscription Agreement with Direct Capital Investments, Ltd. ("DCI") pursuant to which, among other things, DCI purchased 31,500,000 post- reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represented 90% of the issued common shares of the Company on a fully-diluted basis. DCI is an Israeli company which is traded on the Tel Aviv Stock Exchange. Commencing Nov 9, 2004, the Company changed its focus and was engaged in lending to and investing in a real estate related opportunity.

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 9, 2004, the Company spun off 80 percent of its interest in Bartram Holdings, Inc. ("Bartram")(see also note 9). As a result, the Company's ownership in the underlying operations fell to 16%. The Company has accounted for this investment using the cost method of accounting.

USE OF ESTIMATES

The preparation of financial statements in conformity with principlesgenerally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in thefinancial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues earned by the Company prior to the divestiture of 80% of Bartrum include rental income and fees earned from tenants for late charges, laundry income and other housing related services. Subsequent to the divestiture, revenues have been derived primarily from the lending of funds and consists primarily of investment income.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004


NOTES RECEIVABLE

The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. The allowance for loan losses at December 31, 2004 was $-0-.

DEFERRED FINANCING COSTS


Deferred financing costs, consisting primarily of debt issue costs, are amortized using the straight-line method over the term of the related debt. Amortization of these costs are reflected as loan costs in the statement of operations and totaled $3,452 for the year ended December 31, 2004.


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

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the year ended December 31, 2004.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004


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

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share iscomputed giving effects to dilutive stock equivalents.There were no potentially dilutive common shares outstanding on December 31, 2004


FAIR VALUE

The Company's financial instruments consist primarily of cash, notes receivable, investments, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short maturity of these instruments. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004


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

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004


NOTE 3
NOTES RECEIVABLE

On December 13, 2004, the Company entered into a Loan Agreement with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay"), which was affiliated with Adam Ofek, the Company's former President, Chief Financial Officer and a director. Pursuant to the terms of the Loan Agreement, the Company lent Apros and Chay $96,000. Interest at the rate of 10% shall accrue on the sum of (a) $96,000, (b) 60% of either the discount the Company is required to pay to Cornell Capital if Cornell converts the Debenture (note 6) or the premium the Company is required to pay to Cornell if the Company redeems the Debenture and (c) any closing costs associated with such conversion or redemption. Principal and interest are due and payable on December 13, 2005, but Apros and Chay has the right to prepay at any time.

As security for this loan, Apros and Chay hypothecated all its outstanding share capital to the Company, agreed not to issue any shares or convertible securities and granted the Company a second pledge in its shares in Technoprises Ltd. If the Company defaults on any of the Company's obligations to Cornell and as a result any of the shares of Technoprises Ltd. are not returned to Apros and Chay, the Company must reimburse Apros and Chay for the value of said shares. At the discretion of Apros and Chay, the value of said shares shall be paid in cash or by issuing shares of our common stock, which shall be valued as of the daily volume weighted average selling price for the 5 days prior to issuance.

In connection with this loan, the Company also received a warrant to purchase 960,000 shares of Apros and Chay at a purchase price of $0.10 per share, which provides the Company with the right to extend such time for an additional 6 months.

As of March 17, 2005, the Company sold to TSSS LLC up to $10,000 of the Apros and Chay loan and the right to purchase shares of Apros and Chay at the price of $0.10 per share, pro ratably relative to the amount of debt purchased. Said buyer has the right until September 17, 2005 to purchase the debt in lots of $1,000 by giving the Company 24-hour written notice. As of March 17, 2005, TSSS purchased from the Company $1,000 of such debt.

On April 6, 2005, Apros and Chay was informed that their loan to the Company was in default. The default occurred as a result of the change in management of Apros and Chay.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 3
NOTES RECEIVABLE (CONTINUED)

On November 30, 2004, the Company lent $600,000 to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment becoming due to us on February 25, 2005. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006.

The Company has the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to us are secured by, among other collateral, a pledge of the membership interest owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. In addition, the Company was assigned an option to purchase a 25% membership interest in 231 Norman Avenue Property Development, LLC upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

NOTE 4
INVESTMENTS

On November 9, 2004, Gavella Corp. (the "Company") executed a Subscription Agreement with Direct Capital Investments, Ltd. ("DCI") pursuant to which, among other things, DCI purchased 31,500,000 post- reverse split shares of common stock (the "Purchased Shares") of the Company. As part of the transaction, 80 percent of Bartram, was spun off to shareholders and the company retained a 20% equity interest in the formerly consolidated Bartram Holdings, Inc. The primary asset of Bartram is an 80% indirect interest in the Spring Village Apartment Complex. For three years from the closing, Mr. Santoro has agreed to vote all his shares in Bartram to elect nominees of the Company to Bartram's board of directors proportionate to the Company's ownership of Bartram's outstanding stock.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 5
NOTES PAYABLE

Notes payable at December 31, 2004 consists of the following:

                                                                           2004

Note payable to Direct Capital Investments Ltd.
Interest accrues at  8% per annum
due on demand                                                           $ 95,000

Note Payable to Hypothicators Interest accrues
At 15 percent per annum payable on first of each month
Due June 15, 2005                                                        400,000

Note Payable to Elliott Rubin interest accrues

 at  12% per annum,  and $2,000 is payable on the 28th                   200,000
day of each month

Convertible Debenture (note 6), net of discount of $56,302               193,698
                                                                        --------

                                                                         888,698
less: current portion                                                     95,000
                                                                        --------

Noncurrent portion                                                      $793,698
                                                                        ========

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004


NOTE 6
CORNELL DEBENTURE

On December 6, 2004, the Company entered into a Securities Purchase Agreement whereby the Company issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. and the Company agreed to issue a second $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. within five business days of filing a registration statement with the Securities and Exchange Commission. In consideration for issuing the $250,000 principal amount convertible debenture, Cornell Capital Partners paid us net proceeds of $180,000 in cash. The outstanding $250,000 principal amount convertible debenture bears interest at 8%, matures two years from the date of issuance, and is convertible into our common stock, at the holder's option, at the lower of: (a) $.074 or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or all of the outstanding debenture at a price equal to $0.072. To secure prompt and complete payment and performance of all the obligations under the Securities Purchase Agreement and all related agreements, the Company granted Cornell Capital Partners, L.P. a security interest in all our assets. In addition, Apros and Chay, Ltd. pledged to Cornell Capital Partners all of its shares (a total of 48,500,000 shares) in Technoprises Ltd., an Israeli company. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $57,500. The beneficial conversion feature is reflected as a discount on the debentures and will be amortized as additional interest expense over the term of the debenture.

NOTE 7
INCOME TAXES

The Company's provision for income taxes for the years ended December 31, 2004 consists of the following:

                                2004

          U.S. Statutory Rate    15%
          State income taxes      9%
          Valuation allowance    24%
                                 ---
                                  0%

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 7
INCOME TAXES (CONTINUED)

Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company's deferred tax assets at December 31, 2004 are as follows:

                                 2004

          Net operating loss    142,742
           carryforwards
          Valuation allowance   142,742
                                -------
                                      0
                                =======


Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2004, the Company has approximately $ 356,856 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2024 for federal purposes and 2009 for state purposes.

NOTE 8
STOCKHOLDERS' EQUITY

During the year ended 2004 the Company executed a Subscription Agreement with Direct Capital Investments, Ltd. ("DCI") pursuant to which, among other things, DCI purchased 31,500,000 post- reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represent 90% of the issued share capital of the Company on a fully-diluted basis on the date of the agreement. DCI is an Israeli company which is traded on the Tel Aviv Stock Exchange. The purchase price paid to the Company for the Purchased Shares was $900,000, consisting of (i) an assignment to the Company of a promissory note made by 231 Norman Avenue, LLC, a New York limited liability company (the "LLC") to DCI in the principal amount of $770,000 (the "Note") and (ii) cash in the amount of $130,000, $50,000 of which was paid on November 9, 2004.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 8
STOCKHOLDERS' EQUITY (CONTINUED)


$ 50,000 of the purchase price was paid in 2004 and the remaining $30,000 will be paid on or before May 30, 2005. The $770,000 Note, which is due and payable on June 15, 2005, provides for quarterly payments of interest only to DCI at an annual interest rate of 12%. The Note is secured by a pledge which encumbers the 35% membership interest (the "Membership Interest") owned by the LLC in 231 Norman Avenue Property Development, LLC, a New York limited liability company which owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. 231 Norman Avenue Property Development is in the business of owning and operating income producing real estate in the New York/New Jersey area.

In addition on November 19, 2004, the Company increased the authorized share capital of the Company to 100,000,000 shares, and authorized up to 1,000,000 shares of undesignated preferred stock

The Company also effectuated a 1:2 reverse stock split at such time.

PREFERRED STOCK

On December 6, 2004, upon execution of the Standby Equity Distribution Agreement with Cornell Capital Partners, the Company issued 200,000 shares of Series A Preferred Stock to Cornell Capital as a commitment fee. Holders of the Series A Preferred Stock are entitled to receive an annual 5% dividend payable semi-annually. The 5% dividend may be paid in either cash or shares of our common stock in the discretion of our Board of Directors. In the event of a dissolution and liquidation of the Company's business, the Series A Preferred Stock ranks senior to the Company's common stock and to all other classes of equity securities that may be outstanding which by their terms do not rank senior to the Series A Preferred Stock, and the Series A Preferred Stock is subordinate and ranks junior to all debt. The Company has the right to redeem the Series A Preferred Stock at a price of $1 per share plus an annual premium of 5%. The Series A Preferred Stock is convertible into shares of our common stock at conversion ration equal to the lesser of: (a) $1, or (b) $1 and all accrued but unpaid dividends divided by the average closing bid price of our common stock as quoted by Bloomberg L.P. for 20 trading days immediately preceding the conversion notice date. The proceeds will be used to fund operations and make investments in other businesses. There were no underwriters or broker-dealers involved in the issuance of such shares and therefore no underwriting discounts or commissions were paid. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004


NOTE 9
RELATED PARTY TRANSACTIONS

Simultaneously with purchase of the shares by Direct Capital Investments, Ltd., Harry J. Santoro directly or indirectly contributed a 49% limited partnership interest in SVG Properties, L.P. to Bartram in exchange for 12,000,000 post-reverse split shares of Bartram common stock. At the closing on November 9, 2004, there were 15,000,000 shares of common stock outstanding in Bartram on a fully-diluted basis; the Company owns 3,000,000 shares of common stock, representing 20% of the outstanding stock of Bartram on a fully-diluted basis and Harry J. Santoro owns 12,000,000 shares of common stock, representing 80% of the outstanding stock of Bartram. Bartram owns 100% of Spring Village Holdings, Inc. ("SVH"), which owns 80% of SVG Properties, L.P. ("SVG"). SVG owns the Spring Village Apartment Complex..

On November 9, 2004, Direct Capital Investments, Ltd. purchased 31,500,000 shares of our common stock, which currently represents 75.6% of our issued share capital. The Company owes Direct Capital $95,000, which is payable on demand.

DCI Management, LLC, a New York limited liability company, consults for Direct Capital Investments, Ltd. DCI Management is equally owned by A&C Capital USA, Inc., a New York corporation, and PEM, LLC, a New York limited liability company. A&C Capital USA, Inc. is an affiliate of Mr. Ofek, and PEM, LLC is an affiliate of Mr. Yerushalmi. David Yerushalmi, who was the Company's Chairman and Chief Executive Officer between November 2004 and December 31, 2004, is an officer of DCI Management, LLC. Between November 2004 and February 2005, Adam Ofek, was the Company's President, Chief Financial Officer, Principal Accounting Officer, Treasurer and a member of its Board of Directors, and Sam Klepfish, was the Company's Senior Vice President, Secretary and a member of its Board of Directors from November 2004 until February 2005, are also officers of DCI Management, LLC. Pursuant to the agreement, DCI Management is entitled to monthly cash compensation and certain bonuses in Direct Capital Investments. The operating agreement provides that no action can be taken by DCI Management without the prior written authorization of both Apros and Chay and PEM, the member who initially introduces a financing opportunity to Direct Capital Investments or any of its assets, subsidiaries or interests, shall have the right to determine the allocation of 60% of such allocation. As of December 31, 2004, no payments were made to DCI Management. In March 2005, the agreement between Direct Capital Investments and DCI Management was terminated.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 9
RELATED PARTY TRANSACTIONS (CONTINUED)


On December 16, 2004, the Company entered into a Loan Agreement with Apros and Chay MB Ltd., an Israeli private merchant banking company which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of the Loan Agreement, the Company lent Apros and Chay $96,000. On December 31, 2004, the Company entered into a Modification Agreement with Apros and Chay and Direct Capital Investments, Ltd. regarding the aggregate sum of $60,000 which was lent by Direct Capital Investments, Ltd. to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital Investments, Ltd. assigned to us the right to receive from Apros and Chay the $60,000. Interest shall accrue on said amount at the annual rate of 10%. Unless there is an event of default, principal and accrued interest is due and payable by Apros and Chay to us on December 13, 2005. Apros and Chay has the right to prepay the amount owed to us at any time. The obligation of Apros and Chay is secured by a pledge of all its outstanding share capital to us, and a second pledge in the shares of Technoprises Ltd. held by Apros and Chay. In consideration of us lending Apros and Chay $60,000, Apros and Chay agreed to release us from our obligation to lend them 60% of the net proceeds of the $250,000 which the Company was to receive from Cornell Capital Partners, L.P. In connection with the $60,000 loan, the Company received warrants to purchase an aggregate of 1,560,000 shares of Apros and Chay at a purchase price of $0.10 per share. The Company has this right until December 31, 2005, but the Company has the right to extend such time for an additional 6 months.

As of March 17, 2005, the Company sold to TSSS LLC up to $10,000 of the Apros and Chay loan and the right to purchase shares of Apros and Chay at the price of $0.10 per share, pro ratably relative to the amount of debt purchased. Said buyer has the right until September 17, 2005 to purchase the debt in lots of $1,000 by giving the Company 24-hour written notice. As of March 17, 2005, TSSS purchased from the Company $1,000 of such debt.

On April 6, 2005, Apros and Chay was informed that their loan to the Company was in default. The default occurred as a result of the change in management of Apros and Chay.

The following transactions were completed on November 29, 2004 and November 30, 2004 with 231 Norman Avenue Property Development, LLC and/or 231 Norman Avenue, LLC. Norman Avenue, LLC owned 60% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC at the time of these transactions. David Yerushalmi, our Chairman and Chief Executive Officer at the time, owned 58.3% of 231 Norman Avenue, LLC, together with an unaffiliated third party. The transactions described below were approved by our Board of Directors, with Mr. Yerushalmi recusing himself from the vote thereof. Our management believes that all such transactions are on terms at least as favorable as could be obtained from unrelated third parties.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 9
RELATED PARTY TRANSACTIONS (CONTINUED)

On November 29, 2004, the Company executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which the Company assumed a payment obligation of 231 Norman Avenue Property Development, LLC to Hypothecators Mortgage Company in the original principal amount of $400,000. In consideration, the Company received from 231 Norman Avenue Property Development, LLC $400,000 cash. The principal amount of $400,000 is due and payable on June 15, 2005. Interest on such amount accrues at the rate of 15% per annum, and is payable on the first day of each month until maturity.

On November 29, 2004, the Company executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which the Company assumed the payment obligation of 231 Norman Avenue Property Development, LLC to Elliot Rubin in the original principal amount of $200,000. In consideration, the Company received from Norman Avenue Property Development, LLC $200,000 cash. The principal amount of $200,000 is due and payable on October 28, 2005. Interest on such amount accrues at the rate of 12% per annum, and $2,000 is payable on the 28th day of each month until maturity. On March 7, 2005, the Company satisfied in full its obligation to Elliot Rubin using proceeds from a $100,000 loan from NY2K, Inc., a New York business service company, and $100,000 which was received from Cornell Capital pursuant to our previous agreement with Cornell. The loan from NY2K, Inc. is payable March 7, 2006. Interest accrues on said amount at the simple interest rate of 8%, and is payable every quarter commencing June 7, 2005.

In connection with the above assignments, 231 Norman Avenue Property Development, LLC agreed that it would not do anything to increase the indebtedness and would indemnify us from any damages that arise as a result of any increase in the indebtedness which was not a result of any default under the assignment agreement. The Company agreed to indemnify 231 Norman Avenue Property Development, LLC that the Company will do anything to increase the indebtedness under the loan documents.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 9
RELATED PARTY TRANSACTIONS (CONTINUED)


On March 7, 2005, 231 Norman Avenue Property Development, LLC increased its equity to approximately $3,500,000 by bringing in an additional equity member and closed on a $10 million loan with Washington Mutual Bank. The loan was done to satisfy all prior loans affecting title to the real estate located at 231 Norman Avenue, Brooklyn, New York and to begin renovations at the property to construct commercial lofts and retail space. As a result of this transaction, the equity interest of 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC decreased from 60% to 30% and 231 Norman is now solely owned by David Yerushalmi. On March 7, 2005 the Company consented to permit 231 Norman Avenue, LLC to arrange for Hypothecators Mortgage Company to cancel its Option and Pledge Agreement with respect to the $400,000 loan originally made by Hypothecators to 231 Norman Avenue Property Development, LLC. This transaction was done to remove any cloud of title on the underlying property owned by 231 Norman Avenue Property Development, LLC in order to facilitate the Washington Mutual Loan; the transaction affects neither our debt of $400,000 to Hypothecators, the $600,000 note payable to us from 231 Norman Avenue , LLC nor the $770,000 principal amount promissory note made by 231 Norman Avenue, LLC. The Company believes that the transaction resulted in an increase in the intrinsic value of the property.

Also on November 29, 2004, Hypothecators Mortgage Company and Elliot Rubin entered into separate Modification and Consent Agreements with us, 231 Norman Avenue Property Development, LLC, 231 Norman Avenue, LLC and the other members of 231 Norman Avenue Property Development, LLC to conform the respective loan documents (with each of Hypothecators Mortgage Company and Elliot Rubin) to the above assignments and to consent to the assignments.

On November 30, 2004, the Company lent the aggregate sum of $600,000 which the Company received from 231 Norman Avenue Property Development, LLC to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment becoming due to us on February 25, 2005. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company has the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to us are secured by, among other collateral, a pledge of the membership interest owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. In addition, the Company were assigned an option to purchase a 25% membership interest in 231 Norman Avenue Property Development, LLC upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

As of March 31, 2005, the Company entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby the Company agreed to forego the interest payment and default payments due to the Company under the $770,000 note and the $600,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to the Company of interest only commencing March 31, 2005 in arrears. On April [14], 2005, a quarterly interest payment of $6,115.07 was made to the Company, representing accrued interest from January 1, 2005 through March 31, 2005 with respect to the $770,000 note. On April [14], 2005, 231 Norman made its first quarterly interest payment to the Company of $6,000, representing accrued interest with respect to the $600,000 note from November 29, 2004 through February 25, 2005.

Note 10
Standby Equity Distribution Agreement

On December 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, the Company will pay Cornell Capital Partners, L.P. a cash fee equal to 5% of each advance.

Upon execution of the Standby Equity Distribution Agreement, the Company issued 200,000 shares of Series A Preferred Stock to Cornell Capital Partners, L.P. as a commitment fee. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, the Company agreed to issue Newbridge Securities Corporation shares of common stock equal to $10,000 divided by $0.06, or 166,667 share.

Note 11
Assignment of Hypothecators and Rubin note

On November 29, 2004, the Company executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which the Company assumed a payment obligation of 231 Norman Avenue Property Development, LLC to Hypothecators Mortgage Company in the original principal amount of $400,000. In consideration, the Company received from 231 Norman Avenue Property Development, LLC $400,000 cash. The principal amount of $400,000 is due and payable on June 15, 2005. Interest on such amount accrues at the rate of 15% per annum, and is payable on the first day of each month until maturity.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

Note 11
ASSIGNMENT OF HYPOTHECATORS AND RUBIN NOTE (continued)

On November 29, 2004, the Company executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which the Company assumed the payment obligation of 231 Norman Avenue Property Development, LLC to Elliot Rubin in the original principal amount of $200,000. In consideration, the Company received from Norman Avenue Property Development, LLC $200,000 cash. The principal amount of $200,000 is due and payable on October 28, 2005. Interest on such amount accrues at the rate of 12% per annum, and $2,000 is payable on the 28th day of each month until maturity. This note was repaid on March 7, 2005 (note 12).

NOTE 12
NY2K NOTE

On March 7, 2005, the Company satisfied in full its obligation to Elliot Rubin using proceeds from a $100,000 loan from NY2K, Inc., a New York business service company, and $100,000 which was received from Cornell Capital pursuant to our previous agreement with Cornell. The loan from NY2K, Inc. is payable March 7, 2006. Interest accrues on said amount at the simple interest rate of 8%, and is payable every quarter commencing June 7, 2005.


NOTE 13
SUBSEQUENT EVENTS


As of February 7, 2005, Cornell Capital Partners, L.P. agreed to terminate the Company's obligation to register the shares issuable to Cornell Capital Partners provided that the Company register with the SEC as a business development company pursuant to the 1940 Act prior to March 7, 2005. In accordance with the terms of said agreement, after such election and the approval of our shareholders, the Company can issue to Cornell Capital Partners upon conversion of the debenture shares of common stock pursuant to the exemption from registration provided by Regulation E. This is conditional on the Company being in a position to issue said shares prior to April 7, 2005.

Cornell Capital Partners further agreed that upon the Company becoming a business development company, Cornell Capital Partners, L.P. would advance gross proceeds of $125,000 in consideration for the issuance of another convertible debenture. The terms of these debentures will be identical to the debenture, other than the fact that they are convertible into Regulation E shares.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 13
SUBSEQUENT EVENTS (CONTINUED)

On March 1, 2005, the Company received from Cornell net proceeds of $220,000 in consideration of our issuance of an 8% Secured Convertible Debenture in the original principal amount of $250,000. The debenture has a term of two years, accrues interest at 8% and is convertible into common stock at a price per share equal to the lesser of (a) $0.36 per share, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or all of the outstanding debenture at a price equal to $0.35 per share.

On February 11, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company under the Investment Company Act of 1940 (the "1940 Act"). As a business development company, the Company will be able to provide investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public. In addition, the Company will provide portfolio companies business development services.

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