Form 10-Q
period 2005-03-31
DCI USA, INC
filed 2005-05-23
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 000-31143

                                  DCI USA, INC.
           (Exact name of small business as specified in its charter)

               Delaware                                   22-3742159
(State of other jurisdiction                (IRS Employer Identification Number)
 of incorporation or organization)


                  19 West 44th Street, New York, New York 10023
                    (Address of principal executive offices)

                            (212) 302-1201 (Issuer's
                     telephone number, including area code)

                  20 West 64th Street, New York, New York 10023
                     (Former address of principal executive
                                    offices)

                             (718) 383-5255 (Former
                           telephone number of Issuer)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,202,160 shares of Common Stock, $.001 per share) as of May 20, 2005.

                                Table of Contents

                                     Part I

                              Financial Information

Item 1. Financial Statements                                                Page

Balance Sheets as of March 31, 2005 (unaudited) and
December 31, 2004 (audited)....................................................3

Statement of Operations for the three month periods
ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)................4

Statement of Cash Flows for the three month periods ended
March 31, 2005 (unaudited) and March 31, 2004 (unaudited)......................5

Schedule of Investments as of March 31, 2005...................................6

Notes to Financial Statements..................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General.......................................................................20

Comparison of the three months ended
March 31, 2005 and March 31, 2004.............................................21

Liquidity and capital resources...............................................21

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........22

Item 4. Controls and Procedures ..............................................22

                                     Part II

                                Other Information

Item 1. Legal Proceedings ....................................................23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........23

Item 3. Defaults Upon Senior Securities.......................................23

Item 4. Submission of Matters to a Vote of Security Holders...................23

Item 5. Other Information ....................................................23

Item 6. Exhibits..............................................................23

Signatures....................................................................24

                                EXPLANATORY NOTE

      Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the Company are to DCI USA, Inc., a Delaware corporation. We changed our name from Gavella Corp. on November 19, 2004.

             Cautionary Notice Regarding Forward Looking Statements

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-Q contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to portfolio companies, volume growth, revenues, profitability, new investments, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in our latest Annual Report on Form 10-KSB. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our latest Annual Report on Form 10-KSB as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                       DCI USA, INC.
                                       BALANCE SHEETS


                                                           March 31,2005  December 31, 2004
                                                           -------------  -----------------
                                                            (Unaudited)
ASSETS:

Investments in affiliates ...............................   $ 1,663,923    $ 1,676,253
Cash and cash equivalents ...............................        18,972         38,190
Interest receivable - related party .....................        53,235         15,235
Deferred loan costs .....................................        73,423         51,548
                                                            -----------    -----------
     Total assets .......................................   $ 1,809,553    $ 1,781,226
                                                            ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Accounts payable ........................................   $    65,782    $    15,945
Accrued interest ........................................         9,319            460
Loan payable - related party ............................        50,250         95,000
Loan payable - Hypothecators ............................       400,000        400,000
Loan payable - E. Rubin .................................            --        200,000
Loan payable - NY2K .....................................       100,000             --

Convertible debentures, net of discount
 of $104,219 and $56,302 ................................       395,781        193,698
                                                            -----------    -----------
    Total liabilities ...................................     1,021,132        905,103


STOCKHOLDERS' EQUITY:

Preferred stock, $0.001 par value; 1,000,000
   shares authorized; none issued and outstanding .......            --             --
Series A Preferred Stock, $0.001 par value 200,000 shares
    authorized, 200,000 issued and outstanding ..........           200            200


Common stock:
$0.001 par value; 100,000,000 shares authorized;
36,203,160 and 35,000,000 shares issued and
outstanding respectively ................................        36,203         35,000
Additional paid-in capital ..............................     1,826,360      1,709,907
Accumulated deficit .....................................    (1,074,342)      (868,984)
                                                            -----------    -----------
     Total stockholder's equity .........................       788,421        876,123
                                                            -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $ 1,809,553    $ 1,781,226
                                                            ===========    ===========
     Net asset value per common share ...................   $      0.02    $      0.07
                                                            ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements


                                   DCI USA, INC.
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,

                                                           2005           2004
                                                       ------------    ------------
Operating income:

Revenue ............................................   $         --    $    246,885
Interest income ....................................         45,000           3,127
                                                       ------------    ------------
     Total income ..................................         45,000         250,012
                                                       ------------    ------------

General and administrative expenses ................         35,511         259,881
Director and consultant expense ....................         60,156              --
Interest expense ...................................         37,441          57,893
Professional fees ..................................         70,920              --
Net loss on investment .............................         11,330              --
Consulting fee .....................................         35,000              --
                                                       ------------    ------------
     Total expenses ................................        250,358         317,774
                                                       ------------    ------------
Net loss ...........................................   $   (205,358)        (67,762)
                                                       ------------    ------------

Basic and diluted loss per share...................$          (0.01)   $      (0.01)
                                                       ============    ============
Weighted average number of
 common shares outstanding .........................     32,361,146       6,000,000
                                                       ============    ============

     The accompanying notes are an integral part of these financial statements

                                  DCI USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      2005          2004
                                                    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .....................................   $(205,358)   $ (67,762)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Amortization of loan costs .................       8,125           --
     Issuance of common stock ...................      60,156           --
     Amortization of loan discounts .............       9,583           --
     Depreciation and amortization ..............          --       38,719
     Bad debt provision .........................          --        1,350
     Changes in operating assets and liabilities:
        Accounts receivable .....................          --        2,415
        Prepaid expenses ........................          --      (17,794)
        Interest receivable .....................     (38,000)       6,158
        Cash held in escrow .....................          --       25,249
        Accounts payable and accrued expenses ...      58,696       (6,298)
        Other liabilities .......................          --       12,539
                                                    ---------    ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES ........    (106,798)      (5,424)
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

    Loss on Bartram Holdings, Inc. investment ...      11,330           --
    Purchase of property and equipment ..........          --       (8,124)
    Loans to third parties ......................       1,000          791
                                                    ---------    ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES ........      12,330       (7,333)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Convertible debentures ..........     250,000           --
  Proceeds from loan ............................     100,000           --
  Repayment of mortgage notes payable ...........          --      (14,876)
  Payment of loan to related party ..............     (44,750)
  Payment of loan ...............................    (200,000)
  Deferred loan costs ...........................     (30,000)
                                                    ---------    ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES ........      75,250      (14,876)
                                                    ---------    ---------
Net decrease in cash and cash equivalents .......     (19,218)     (27,633)
Cash and cash equivalents, beginning of period ..      38,190      265,850
                                                    ---------    ---------
Cash and cash equivalents, end of period ........   $  18,972    $ 238,217
                                                    =========    =========
Supplemental disclosure of cash flow information:

Cash paid for interest ..........................   $  18,540    $  57,893
                                                    =========    =========
Cash paid for income taxes ......................   $     455    $      --
                                                    =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements

                                  DCI USA, INC.
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


                          Description
Company                   of Business            Investment         Fair Value

Equity Investments:

Bartram Holdings          Real Estate             $150,253           $138,923
                          20% ownership

Loans:

231 Norman Ave., LLC      Real Estate              600,000           600,000
                          12% Due 6/15/06
231 Norman Ave., LLC      Real Estate              770,000           770,000
                          12% Due 6/15/05
Apros & Chay              Private Merchant Bank    155,000           155,000
                                                   --------          -------
                          10% Due 12/13/05
Total Investment                                $1,675,253        $1,663,923
                                                ==========        ==========


                   The accompanying notes are an integral part of these consolidated financial statements

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1
NATURE OF OPERATIONS

DCI USA, Inc., formerly known as Gavella Corp. ("Gavella"), was incorporated on June 21, 2000 in the State of Delaware. Until November 9, 2004, Gavella was engaged in owning and operating income producing real estate and investing in and providing consulting services to small, established companies with defined growth plans. On November 9, 2004, Gavella executed a Subscription Agreement with Direct Capital Investments, Ltd. ("DCI") pursuant to which, among other things, DCI purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represented 90% of the issued common shares of the Company on a fully-diluted basis. DCI is an Israeli company which is traded on the Tel Aviv Stock Exchange. Commencing November 9, 2004, the Company changed its focus and has engaged in lending to and investing in real estate related and other opportunities. On November 19, 2004, the Company changed it's name to DCI USA, Inc. from Gavella Colrp.

On February 14, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company under the Investment Company Act of 1940 (the "1940 Act"). As a business development company, the Company will be able to provide investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public. In addition, the Company will provide portfolio companies business development services.

The accompanying condensed financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly period ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2004 financial statements.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements -- The accompanying unaudited condensed financial statements are comprised of the accounts of DCI USA, Inc., ("DCI USA" or the "Company"). DCI USA has no subsidiaries. Prior year comparative financial statements are those of Gevella, the predecessor corporation. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005 and such financial statements should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 9, 2004, the Company spun off 80 percent of its interest in Bartram Holdings, Inc. ("Bartram")(see also note 9). As a result, the Company's ownership in the underlying operations was reduced to 20%. The Company had previously accounted for this investment using on a consolidated basis but now as a business development corporation ("BDC") reporting under the Investment Company Act of 1940, the Company will account for it's 20% position in Bartram as a portfolio company investment.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2005 and December 31, 2004 the Company had no cash balances in excess of federally insured limits.

NOTES RECEIVABLE

The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. The allowance for loan losses at March 31, 2005 and December 31,, 2004 was $-0-.

DEFERRED FINANCING COSTS

Deferred financing costs, consisting primarily of debt issue costs, are amortized using the straight-line method over the term of the related debt. Amortization of these costs are reflected as loan costs in the statement of operations and totaled $8,125 for the three months ended March 31, 2005.

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

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the three months ended March 31, 2005.

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

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were no potentially dilutive common shares outstanding on March 31, 2005.

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

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


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

On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for annual periods beginning after June 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations until such time as share-based compensation is granted.

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                                     NOTE 3

INVESTMENT IN NOTES RECEIVABLE TO AFFILIATES

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

In connection with this loan, the Company also received a warrant to purchase 960,000 shares of Apros and Chay at a purchase price of $0.10 per share, which provides the Company with the right to extend such time for an additional 6 months. The value of these warrants has been deemed to be immaterial.

As of March 17, 2005, the Company sold to TSSS LLC up to $10,000 of the Apros and Chay loan and the right to purchase shares of Apros and Chay at the price of $0.10 per share, pro ratably relative to the amount of debt purchased. Said buyer has the right until September 17, 2005 to purchase the debt in lots of $1,000 by giving the Company 24-hour written notice. As of May 20, 2005, TSSS had purchased $1,000 of such debt from the Company.

On April 6, 2005, Apros and Chay was informed that their loan to the Company was in default. The default occurred as a result of the change in management of Apros and Chay. The Company and Apros and Chay are negotiating different terms and conditions for this loan and management of the Company is confident that such new terms will ultimately be agreed upon and that the underlying collateral has more than sufficient value to cover the loan and accrued interest.

On November 30, 2004, the Company lent $600,000 to 231 Norman Avenue, LLC., an entity controlled by the former chairman and CEO of the Company. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment due on February 25, 2005 which was paid. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006.

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

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 4
INVESTMENTS

On November 9, 2004, the Company executed a Subscription Agreement with Direct Capital Investments, Ltd. ("DCI") pursuant to which, among other things, DCI purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. As part of the transaction, 80 percent of Bartram, was spun off to shareholders and the company retained a 20% equity interest in the formerly consolidated Bartram Holdings, Inc. The primary asset of Bartram is an 80% indirect interest in the Spring Village Apartment Complex. For three years from the closing, Mr. Santoro has agreed to vote all his shares in Bartram to elect nominees of the Company to Bartram's board of directors proportionate to the Company's ownership of Bartram's outstanding stock.


NOTE 5
NOTES PAYABLE

Loans and Notes payable consist of the following:
                                                    March 31,   December 31,
                                                      2005          2004
                                                    ---------    ---------

Note payable to Direct Capital Investments Ltd.
interest accrues at 8% per annum,
due on demand                                       $  50,250    $  95,000

Note Payable to Hypothecators, interest accrues
at 15% per annum payable on the first of
each month, due June 15, 2005                         400,000      400,000

Note Payable to Elliott Rubin, interest accrues
at 12% per annum, and $2,000 is payable on the
28th day of each month                                     --      200,000

Loan payable - NY2K - Interest accrues at 8% and
is payable quarterly commencing June 7, 2005, due
on March 7, 2006                                      100,000           --

Convertible Debentures, net of discount of $104,219
and $56,302 respectively; $250,000 due December 6,
2006 and $250,000 due March 1, 2007 (see Note 6)      395,781      193,698
                                                    ---------    ---------
                                                    $ 946,031    $ 888,698

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 6
CORNELL CAPITAL PARTNERS DEBENTURES

On December 6, 2004, the Company entered into a Securities Purchase Agreement whereby the Company issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. In consideration for issuing the $250,000 principal amount convertible debenture, Cornell Capital Partners paid us net proceeds of $180,000 in cash. The outstanding $250,000 principal amount convertible debenture bears interest at 8%, matures two years from the date of issuance, and is convertible into our common stock, at the holder's option, at the lower of: (a) $.074 or (b ) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or all of the outstanding debenture at a price equal to $0.072. To secure prompt and complete payment and performance of all the obligations under the Securities Purchase Agreement and all related agreements, the Company granted Cornell Capital Partners, L.P. a security interest in all our assets. In addition, Apros and Chay, Ltd. pledged to Cornell Capital Partners all of its shares (a total of 48,500,000 shares) in Technoprises Ltd., an Israeli company. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $57,500. The beneficial conversion feature is reflected as a discount on the debentures and will be amortized as additional interest expense over the two year term of the debenture.

The Company agreed to issue a second $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. within 5 business days of filing a registration statement with the Securities and Exchange Commission. As of February 7, 2005, Cornell Capital Partners, L.P. agreed to terminate the Company's obligation to register the shares issuable to Cornell Capital Partners provided that the Company register with the SEC as a business development company pursuant to the 1940 Act prior to March 7, 2005. In accordance with the terms of said agreement, after such election and the approval of our shareholders, the Company can issue to Cornell Capital Partners upon conversion of the debenture shares of common stock pursuant to the exemption from registration provided by Regulation E. This is conditional on the Company being in a position to issue said shares prior to April 7, 2005.


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

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 7
INCOME TAXES

The Company's provision for income taxes for the three months ended March 31, 2005 consisted of the following:

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

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At March 31, 2005, the Company has approximately $ 580,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2025 for federal purposes and 2010 for state purposes.

NOTE 8
STOCKHOLDERS' EQUITY

During the year ended December 31, 2004 the Company executed a Subscription Agreement with DCI pursuant to which, among other things, DCI purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represent 90% of the issued share capital of the Company on a fully-diluted basis on the date of the agreement. DCI is an Israeli company which is traded on the Tel Aviv Stock Exchange. The purchase price paid to the Company for the Purchased Shares was $900,000, consisting of
(i) an assignment to the Company of a promissory note made by 231 Norman Avenue, LLC, a New York limited liability company (the "LLC") to DCI in the principal amount of $770,000 (the "Note") and (ii) cash in the amount of $130,000; $50,000 of which was paid on November 9, 2004, $50,000 on November 30th and the remaining $30,000 will be paid on or before May 30, 2005. The $770,000 Note, which is due and payable on June 15, 2005, provides for quarterly payments of interest only to DCI at an annual interest rate of 12%. The Note is secured by a pledge which encumbers the 35% membership interest (the "Membership Interest") owned by the LLC in 231 Norman Avenue Property Development, LLC, a New York limited liability company which owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. 231 Norman Avenue Property Development is in the business of owning and operating income producing real estate in the New York/New Jersey area.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

On February 10, 2005, the Company issued an aggregate of 7,175,000 shares of common stock to several officers and former officers of the Company. In May 2005 6,050,000 of these shares were cancelled. In addition, on February 10, 2005 the Company agreed to issue 125,000 shares of common stock to each director on a pro-rata quarterly basis over a two year period and issued the initial 15,625 shares to each of the five directors.

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


NOTE 9
RELATED PARTY TRANSACTIONS

Simultaneously with his purchase of the shares by DCI, Harry J. Santoro directly or indirectly contributed a 49% limited partnership interest in SVG Properties, L.P. to Bartram in exchange for 12,000,000 post-reverse split shares of Bartram common stock. At the closing on November 9, 2004, there were 15,000,000 shares of common stock outstanding in Bartram on a fully-diluted basis; the Company owns 3,000,000 shares of common stock, representing 20% of the outstanding stock of Bartram on a fully-diluted basis and Harry J. Santoro owns 12,000,000 shares of common stock, representing 80% of the outstanding stock of Bartram. Bartram owns 100% of Spring Village Holdings, Inc. ("SVH"), which owns 80% of SVG Properties, L.P. ("SVG"). SVG owns the Spring Village Apartment Complex.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

In connection with the above assignments, 231 Norman Avenue Property Development, LLC agreed that it would not do anything to increase the indebtedness and would indemnify us from any damages that arise as a result of any increase in the indebtedness which was not a result of any default under the assignment agreement. The Company agreed to indemnify 231 Norman Avenue Property Development, LLC that the Company will not do anything to increase the indebtedness under the loan documents.

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

On November 30, 2004, the Company lent the aggregate sum of $600,000 which the Company received from 231 Norman Avenue Property Development, LLC to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment due on February 25, 2005. Such interest payment was made timely. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company has the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to us are secured by, among other collateral, a pledge of the membership interest owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. In addition, the Company was assigned an option to purchase a 25% membership interest in 231 Norman Avenue Property Development, LLC upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

On December 16, 2004, the Company entered into a Loan Agreement with Apros and Chay MB Ltd., an Israeli private merchant banking company which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of the Loan Agreement, the Company lent Apros and Chay $96,000. On December 31, 2004, the Company entered into a Modification Agreement with Apros and Chay and Direct Capital Investments, Ltd. regarding the aggregate sum of $60,000 which was lent by Direct Capital Investments, Ltd. to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital Investments, Ltd. assigned to us the right to receive from Apros and Chay the $60,000. Interest shall accrue on said amount at the annual rate of 10%. Unless there is an event of default, principal and accrued interest is due and payable by Apros and Chay to us on December 13, 2005. Apros and Chay has the right to prepay the amount owed to us at any time. The obligation of Apros and Chay is secured by a pledge of all its outstanding share capital to us, and a second pledge in the shares of Technoprises Ltd. held by Apros and Chay. In consideration of us lending Apros and Chay $60,000, Apros and Chay agreed to release us from our obligation to lend them 60% of the net proceeds of the $250,000 which the Company was to receive from Cornell Capital Partners, L.P. In connection with the $60,000 loan, the Company received warrants to purchase an aggregate of 1,560,000 shares of Apros and Chay at a purchase price of $0.10 per share. The Company has this right until December 31, 2005, but the Company has the right to extend such time for an additional 6 months. The value of the warrants has been deemed to be immaterial. On March 7, 2005, 231 Norman Avenue Property Development, LLC increased its equity to approximately $3,500,000 by bringing in an additional equity member and closed on a $10 million loan with Washington Mutual Bank. The loan was done to satisfy all prior loans affecting title to the real estate located at 231 Norman Avenue, Brooklyn, New York and to begin renovations at the property to construct commercial lofts and retail space. As a result of this transaction, the equity interest of 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC decreased from 60% to 30% and 231 Norman is now solely owned by David Yerushalmi. On March 7, 2005 the Company consented to permit 231 Norman Avenue, LLC to arrange for Hypothecators Mortgage Company to cancel its Option and Pledge Agreement with respect to the $400,000 loan originally made by Hypothecators to 231 Norman Avenue Property Development, LLC. This transaction was done to remove any cloud of title on the underlying property owned by 231 Norman Avenue Property Development, LLC in order to facilitate the Washington Mutual Loan; the transaction affects neither our debt of $400,000 to Hypothecators, the $600,000 note payable to us from 231 Norman Avenue , LLC nor the $770,000 principal amount promissory note made by 231 Norman Avenue, LLC. The Company believes that the transaction resulted in an increase in the intrinsic value of the property.

As of March 17, 2005, the Company prospectively sold to TSSS LLC ("TSSS")up to $10,000 of the Apros and Chay loan and the right to purchase shares of Apros and Chay at the price of $0.10 per share, pro ratably relative to the amount of debt purchased. TSSS has the right until September 17, 2005 to purchase the debt in lots of $1,000 by giving the Company 24-hour written notice. As of May 20, 2005, TSSS had purchased $1,000 of such debt.

On April 6, 2005, Apros and Chay was informed that their loan due to the Company was in automatic default as a result of a change in management of Apros and Chay.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

As of March 31, 2005, the Company entered into a Forbearance and Modification Agreement with 231 Norman Avenue, whereby the Company agreed to forego the interest payment and default payments due to the Company under the $770,000 note and the $600,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to the Company of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a quarterly interest payment of $6,115 was made to the Company, representing accrued interest with respect to the $770,000 note. On April 14, 2005, 231 Norman made its first quarterly interest payment to the Company of $6,000, representing accrued interest with respect to the $600,000 note.

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

Upon execution of the Standby Equity Distribution Agreement, the Company issued 200,000 shares of Series A Preferred Stock to Cornell Capital Partners, L.P. as a commitment fee. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, the Company agreed to issue Newbridge Securities Corporation shares of common stock equal to $10,000 divided by $0.06, or 166,667 shares.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

On November 29, 2004, the Company executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which the Company assumed the payment obligation of 231 Norman Avenue Property Development, LLC to Elliot Rubin in the original principal amount of $200,000. In consideration, the Company received from 231 Norman Avenue Property Development, LLC $200,000 cash. The principal amount of $200,000 is due and payable on October 28, 2005. Interest on such amount accrues at the rate of 12% per annum, and $2,000 is payable on the 28th day of each month until maturity. This note was repaid on March 7, 2005 (note
12).

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

NOTE 13
SUBSEQUENT EVENT

On April 21, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") a Notification on Form 1-E in connection with an offering of its common stock pursuant to Rule 606 promulgated under the Securities Act of 1933, as amended. In such offering, the Company offered for sale up to 2,000,000 shares of its common stock at a price of $0.05 per share, and the aggregate offering amount shall not exceed $100,000. As of May 20 the Company has not sold any shares related to the offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      We were incorporated on June 21, 2000, under the laws of the State of Delaware as Gavella Corp. As Gavella Corp., we had been engaged in two lines of business: owning and operating income producing real estate, and making investments in and providing consulting services to other businesses.

      On November 9, 2004, Direct Capital Investments, Ltd., purchased 31,500,000 (post 1:2 reverse split) shares of our common stock, which represented 90% of our issued share capital on a fully diluted basis. Direct Capital Investments, Ltd. is an Israeli company which is traded on the Tel Aviv Stock Exchange. The purchase price for such shares was $900,000, consisting of:
(1) an assignment to us of a promissory note made by 231 Norman Avenue, LLC, a New York limited liability company, to Direct Capital Investments, Ltd. in the principal amount of $770,000; and (2) cash in the amount of $130,000. $100,000 of the cash portion of the purchase price has been paid and the remaining balance of $30,000 is due on or before May 30, 2005. Commencing November 9, 2004, we change our focus and became engaged in lending to and investing in a real estate related opportunity. On November 19, 2004, we changed our name to DCI USA, Inc.

      On February 14, 2005, we elected to become a business development company
(BDC), regulated pursuant to Section 54 of the Investment Company Act of 1940. Our core focus will be to invest in growth businesses as specified under the guidelines of Section 55(a) of the Investment Company Act of 1940. We will make available significant managerial assistance to our portfolio companies in the areas of strategic planning and corporate development, investor awareness, corporate finance and M&A.

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

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

      A comparison of the results of operations for the first quarter of 2005 against the results for the first quarter of 2004 will have limited significance because of the change in control and change in the business of the Company as of November 2004.

      During the quarter ended March 31, 2005, the Company completed its second convertible note financing with Cornell Capital which resulted in net proceeds to the Company of $220,000. $100,000 of such proceeds was used to pay down a loan payable to NY2K and the remainder was used for working capital. The Company did not make any investments or loans during the quarter ended March 31, 2005.

      The Company incurred a loss of $205,358 during the quarter ended March 31, 2005. During the quarter ended March 31, 2005, the Company had no revenue except interest income and incurred auditing and legal expenses of $70,920, interest expense of $37,441, of which $9,583 was the amortization of debt discount and $19,854 was amortization of loan costs, and net loss on investment of $11,330, which was the decrease in value of the Bartram investment.

      In the first quarter of 2004, the Company had a loss of $67,762 all of which related to Bartram. 80% of the equity in Bartram was spun off to shareholders on November 9, 2004.


Liquidity and capital resources

At March 31 , 2005 we had $18,972 in working capital. However, we need additional financing to expand our business, to carry out our business plan and to reduce debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

We have a secured note payable in the principal amount of $400,000 to Hypothecators due on June 15, 2005. We are in negotiations with the holder of the note to roll over the amount into another loan but cannot assure you that such negotiations will be successful. If we are not successful in such negotiations, we will be in default on such note.

We intend to commence shortly an offering of up to $4,900,000 of our shares pursuant to Regulation E of the Securities Act of 1933, as amended. There is no assurance that we will be successful at raising any funding. We currently have no revenues and no operations, and accordingly have no source of funding for our operations We have not identified any potential sources of debt or equity financing and there can be no assurance that we will be able to obtain additional financing if and when needed or that, if available, financing will be on acceptable terms.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we do not believe that this risk will affect our business in any material respect.

Item 4.  Controls and Procedures

      As of the end of the period covered by this report, our management, including our chief executive officer and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In our Current Report on Form 8-K, filed with the Commission on May 6, 2005, we reported that we and four of the holders of shares of our common stock, which shares we had issued to such holders in February 2005 and were being held in escrow, agreed to cancel such shares. The number of shares which we listed in such 8-K as being canceled as of May 3, 2005 totaled 6,050,000. We did not pay any consideration for the cancellation of such shares.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.


Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit
No.         Description of Exhibit

31.1    --  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
            under the Securities Exchange Act of 1934.

31.2    --  Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
            under the Securities Exchange Act of 1934.

32.1    --  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2    --  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 2005


                                              DCI USA, INC.

                                              By:  /s/  Michael Gibbs
                                                --------------------------------
                                                Michael Gibbs,
                                                Chief Financial Officer




                                                 /s/ Michael Gibbs
                                                -----------------------
                                                Michael Gibbs,
                                                Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
No.         Description of Exhibit

31.1    --  Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
            under the Securities Exchange Act of 1934.

31.2    --  Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
            under the Securities Exchange Act of 1934.

32.1    --  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2    --  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).