Form 10KSB/A
period 2004-12-31
DCI USA, INC
filed 2005-05-31
CIK 1120210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                               19 West 44th Street
                            New York, New York 10023
                    (Address of principal executive offices)

                                 (212) 938-1545

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

We were incorporated on June 21, 2000, under the laws of the State of Delaware as Gavella Corp. As Gavella Corp., we were engaged in two lines of business: owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. On November 9, 2004 Direct Capital Investments, Ltd., an Israeli public company, purchased from us newly-issued shares of common stock representing 90% of our capital stock outstanding on a fully-diluted basis. Commencing Nov 9 2004 the company changed its focus and was engaged in lending to and investing in a real estate related opportunity. On November 19, 2004, we changed our name to DCI USA, Inc.

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

Real Estate Operations

The following discussion of our business includes the business of Bartram Holdings, Inc., Spring Village Holdings, Inc. and SVG Properties, L.P. We had a history of losses and as of December 31, 2004, reported an accumulated deficit of $868,984. We did not generate a positive cash flow from operations in the last two fiscal years, due to unanticipated rising costs and one time charges. In 2004 and 2003, we had a negative cash flow from operations of $51,312 and $221,198, respectively.

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

Change in Control on November 9, 2004

On November 9, 2004, Direct Capital Investments, Ltd., purchased 31,500,000 (post 1:2 reverse split) shares of our common stock, which represented 90% of our issued share capital on a fully diluted basis. Direct Capital Investments, Ltd. is an Israeli company which is traded on the Tel Aviv Stock Exchange. The purchase price for such shares was $900,000, consisting of: (1) an assignment to us of a promissory note made by 231 Norman Avenue, LLC, a New York limited liability company, to Direct Capital Investments, Ltd. in the principal amount of $770,000; and (2) cash in the amount of $130,000. $100,000 of the cash portion of the purchase price has been paid and the remaining balance of $30,000 is due on or before May 30, 2005. Such $100,000 has been paid to Bartram Holdings, Inc. and the remaining $30,000, upon receipt by the Company, will also be paid to Bartram Holdings, Inc.

The $770,000 principal amount promissory note made by 231 Norman Avenue, LLC is due and payable on June 15, 2005, and provides for quarterly payments of interest only to Direct Capital Investments, Ltd. at an annual interest rate of 12%. The promissory note is secured by a pledge of what was then 35% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC out of the 60% of the outstanding membership interests which 231 Norman Avenue, LLC owned at that time. Because of dilution, as of March 7, 2005, this 35% interest constituted 17.5% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC. 231 Norman Avenue Property Development, LLC owns fee simple title to real property located at 231 Norman Avenue, Brooklyn, New York and is in the business of owning and operating income producing real estate in the New York and New Jersey areas. In addition, we were assigned an option to purchase the pledged membership interests in 231 Norman Avenue Property Development, LLC upon a default of the promissory note or at any time prior to payment in full of the promissory note. The exercise price of the option is the outstanding amount then due and payable under the promissory note.

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

On November 30, 2004, we lent the aggregate sum of $600,000 which we received from 231 Norman Avenue Property Development, LLC to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment becoming due to us on February 25, 2005. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. We have the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to us are secured by, among other collateral, a pledge of the membership interests owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. As of November 30, 2004, 231 Norman Avenue, LLC owned 60% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC and this 60% became, as of March 7, 2005, 30% as a result of dilution. Of this 30% interest, we have the option to purchase from 231 Norman Avenue, LLC a 17.5% interest as described above in connection with the $770,000 promissory note from 231 Norman Avenue, LLC to us. In connection with our $600,000 loan to 231 Norman Avenue, LLC, we received the option to purchase from it the remainder of its membership interests in 231 Norman Avenue Property Development, LLC (12.5% of the outstanding as of March 7, 2005) in 231 Norman Avenue Property Development, LLC upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

231 Norman Avenue, LLC's membership interest in 231 Norman Avenue Property Development, LLC may be subject to future dilution depending upon, among other things, the introduction of new members to 231 Norman Avenue Property Development, LLC. As of November 30, 2004, David Yerushalmi, who was our Chairman and Chief Executive Officer from November 9, 2004 to December 31, 2004, owned 58.3% of 231 Norman Avenue, LLC, together with an unaffiliated third party. The transactions described above were approved by our Board of Directors, with Mr. Yerushalmi recusing himself from the vote thereof.

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

As of March 31, 2005, we entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby we agreed to forego the interest payment and default payments due us under the $770,000 note and the $600,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to us of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a payment of $12,278.90 was made to us, representing accrued interest through December 31, 2004 with respect to both the $600,000 note and the $770,000 note. With respect to the period from January 1, 2005 to March 31, 2005, interest of $23,100 has accrued on the $770,000 note and interest of $18,000 has accrued on the $600,000 note, and neither accrued amount had been paid as of March 31, 2005.


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

      B.    Secured Convertible Debenture

On December 6, 2004, we entered into a Securities Purchase Agreement whereby we issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. and we agreed to register under the Securities Act of 1933 the shares into which such convertible debenture could be converted.

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

On March 1, 2005, we received from Cornell net proceeds of $220,000 in consideration of our issuance of another 8% Secured Convertible Debenture in the original principal amount of $250,000. The debenture has a term of two years, accrues interest at 8% and is convertible into our common stock at a price per share equal to the lesser of (a) $0.36, 123% of the daily volume weighted average price of our common stock on March 22, 2005, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. We have the right to redeem a portion or all of the outstanding debenture at a price equal to $0.35, 120% of the daily volume weighted average price of our common stock on March 22, 2005.

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

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

      As of April 4, 2005, there were 42,253,125 shares outstanding, of which at least approximately 92% are "restricted" under the Securities Act of 1933 ("Securities Act"), meaning that these restricted shares may not be sold in the absence of registration except under an exemption from the registration requirements of the Securities Act. We are authorized to issue up to an additional approximately 57,746,875 shares of common stock and 800,000 shares of blank check preferred stock. These issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our common stock, in the public market could adversely affect the market price of our common stock. As a result of our contractual agreement to register $5,000,000 of shares of common stock on behalf of Cornell Capital and the shares of common stock underlying two convertible debentures and 200,000 shares of Series A Preferred Stock held by Cornell, there are a significant amount of shares which we have to issue to Cornell. We cannot predict the actual number of shares of common stock that will be issued to Cornell Capital Partners, LP ("Cornell") pursuant to these convertible debentures and the Series A Preferred Stock held by Cornell. The purchase price of the shares to be issued upon conversion of the convertible debentures and the Series A Preferred Stock will fluctuate based on prevailing market conditions.

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

We Have Not Yet Identified any Portfolio Company Investments

      We have not yet identified any potential investments for our portfolio and, thus, you will not be able to evaluate any specific portfolio company investments prior to purchasing shares of our common stock. Additionally, our investments will be selected by our Board of Directors and our stockholders will not have input into such investment decisions. Both of these factors will increase the uncertainty, and thus the risk, of investing in our shares.


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

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

We reported total revenues of $84,535 for the twelve months ended December 31, 2004, compared to $997,275 for the twelve months ended December 31, 2003, a decrease of $912,740, or _92%. This decrease was primarily due as a result of the change in control of the Company and the transfer of 80% of Bartram which occurred on November 9, 2004 Total operating expenses decreased from $882,667 for the year ended December 31, 2003 to $140,469 for the year ended December 31, 2004. This decrease was primarily a result of the change in control of the Company and the transfer of 80% of Bartram which occurred on November 9, 2004.

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

Liquidity and Capital Resources

At December 31, 2004, we had $268,020 in working capital, including cash held in escrow for anticipated future expenses. However, we need additional financing to expand our business, to carry out our business plan and to reduce debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects.

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

Item 8B.  Other Information

As of March 31, 2005, we entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby we agreed to forego the interest payment and default payments due us under the $770,000 note and the $600,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to us of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a payment of $12,278.90 was made to us, representing accrued interest through December 31, 2004 with respect to both the $600,000 note and the $770,000 note. With respect to the period from January 1, 2005 to March 31, 2005, interest of $23,100 has accrued on the $770,000 note and interest of $18,000 has accrued on the $600,000 note, and neither accrued amount had been paid as of March 31, 2005.

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

On November 30, 2004, we lent the aggregate sum of $600,000 which we received from 231 Norman Avenue Property Development, LLC to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment becoming due to us on February 25, 2005. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. We have the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to us are secured by, among other collateral, a pledge of the membership interests owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC. As of November 30, 2004, 231 Norman Avenue, LLC owned 60% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC and this 60% became, as of March 7, 2005, 30% as a result of dilution. Of this 30% interest, we have the option to purchase from 231 Norman Avenue, LLC a 17.5% interest as described above in connection with the $770,000 promissory note from 231 Norman Avenue, LLC to us. In connection with our $600,000 loan to 231 Norman Avenue, LLC, we received the option to purchase from it the remainder of its membership interests in 231 Norman Avenue Property Development, LLC (12.5% of the outstanding as of March 7, 2005) in 231 Norman Avenue Property Development, LLC upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

As of March 31, 2005, we entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby we agreed to forego the interest payment and default payments due us under the $770,000 note and the $400,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to us of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a payment of $12,278.90 was made to us, representing accrued interest through December 31, 2004 with respect to both the $600,000 note and the $770,000 note. With respect to the period from January 1, 2005 to March 31, 2005, interest of $23,100 has accrued on the $770,000 note and interest of $18,000 has accrued on the $600,000 note, and neither accrued amount had been paid as of March 31, 2005.

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


------------------------------------------------------------------------------------------------------------------------------------
10.23         Modification   Agreement   dated  as  of  December  31,  2004        8-K, filed with the SEC on January 6, 2005
              among DCI USA,  Inc.,  Direct Capital  Investments,  Ltd. and
              Apros and Chay MB Ltd.
------------------------------------------------------------------------------------------------------------------------------------
10.24         Demand  Promissory  Note dated as of December 31, 2004 by DCI        8-K , filed with the SEC on January 6, 2005
              USA,  Inc.  in  the  original  principal  amount  of  $95,000 payable to Direct Capital Investments, Ltd.
------------------------------------------------------------------------------------------------------------------------------------
10.25         Letter  Agreement  dated as of February 7, 2005,  between DCI        8-K, filed with the SEC on February 14, 2005
              USA, Inc. and Cornell Capital Partners, LP
------------------------------------------------------------------------------------------------------------------------------------
10.26         Secured  Debenture  dated as of March 1, 2005 in the original        8-K, filed with the SEC on March 7, 2005
              principal  amount  of  $250,000  issued by DCI USA,  Inc.  to
              Cornell Capital Partners L.P.
------------------------------------------------------------------------------------------------------------------------------------
10.27         Note dated March 7, 2005 between DCI USA, Inc. and NY2K, Inc.        8-K, filed with the SEC on March 15, 2005
------------------------------------------------------------------------------------------------------------------------------------
10.28         Forebearance  and  Modification  Agreement  dated as of March        Form 10-KSB, filed with the SEC on April 15, 2005
              31, 2005 by and between 231 Norman  Avenue,  LLC and DCI USA,
              Inc.
------------------------------------------------------------------------------------------------------------------------------------
24.1          Consent of Haefele Flanagan                                          Form 10-KSB, filed with the SEC on April 15, 2005
------------------------------------------------------------------------------------------------------------------------------------

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

                                                DCI USA, INC.

Dated: May 26, 2005                              By: /s/ Jonathan Ilan Ofir
                                                    ----------------------

                                                 Name: Jonathan Ilan Ofir
                                                 Title: Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                          Title (Capacity)                                Date
        ----------                         -------------                                   ----

    /s/ Jonathan Ilan Ofir           Chairman and Chief Executive Officer               May 26, 2005
----------------------------           (Principal Executive Officer)
    Jonathan Ilan Ofir

      /s/   Michael Gibbs           Chief Financial Officer (Principal
----------------------------          Financial and Accounting Officer)                 May 26, 2005
          Michael Gibbs

                                            Director
----------------------------
         Zvika Greengold

    /s/   Marc Narboni                      Director                                    May 26, 2005
----------------------------
         Marc Narboni

                                            Director
----------------------------
         Gregory Bitterman

    /s/   Seth Yakatan                      Director                                    May 26, 2005
----------------------------
         Seth Yakatan

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

Seligson & Giannattasio, LLP
N. White Plains, NY
May 18, 2005

                                  DCI USA, INC
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2004

ASSETS

Current assets
Cash                                                                $    38,190
Interest receivable - related party                                      15,235
Loans receivable - current portion - related party                      926,000
                                                                    -----------
         Total current assets                                           979,425

Investment in Bartram Holdings, Inc.                                    150,253
Loan receivable - non-current portion - related party                   600,000
Deferred loan costs                                                      51,548
                                                                    -----------

         TOTAL ASSETS                                               $ 1,781,226
                                                                    ===========

LIABILITIES

Current liabilities

Accrued interest                                                    $       460
Accounts payable                                                         15,945
Loan payable - Related Party                                             95,000
Loan payable - Hypothicators                                            400,000
Loan payable - E. Rubin                                                 200,000
                                                                    -----------
         Total current liabilities                                      711,405

Convertible debentures net of discount                                  193,698
                                                                    -----------

         TOTAL LIABILITIES                                              905,103
                                                                    -----------

STOCKHOLDERS' EQUITY

Preferred Stock, par value $.001,
   Authorized 1,000,000 shares
   Series A Preferred, 200,000 shares authorized
   200,000 issued and outstanding                                           200

Common stock, par value $.001,
   authorized 100,000,000 shares, 35,000,035 issued
   and outstanding                                                       35,000

Additional paid-in-capital                                            1,709,907

Retained deficit                                                       (868,984)
                                                                    -----------

         TOTAL STOCKHOLDERS' EQUITY                                     876,123
                                                                    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                   $ 1,781,226
                                                                    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                  DCI USA, INC
                            STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2004

INCOME

Revenue                                                            $     69,300
Interest income                                                          15,235
                                                                   ------------

         TOTAL INCOME                                                    84,535
                                                                   ------------




EXPENSES:

Administration fee                                                       65,657
Interest expense                                                         15,858
Legal fees                                                               46,755
Loan costs                                                                3,452
Taxes & Insurance                                                         1,000
Consulting fee                                                            3,000
Loss on investment in Bartram Holdings, Inc.                              4,747
                                                                   ------------

         TOTAL EXPENSES                                                 140,469
                                                                   ------------

         NET LOSS                                                  $    (55,934)
                                                                   ============

Basic and diluted loss per share                                           0.00

Average number of common shares
   outstanding - basic and diluted                                   10,399,657


                       SEE NOTES TO FINANCIAL STATEMENTS

                                 DCI USA, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2004


                                           Preferred Stock               Common Stock           Additional     Accumulated
                                        Shares         Amount        Shares         Amount    Paid-in-Capital    Deficit
                                        ------         ------        ------         ------    ---------------    -------
Balance, January 1, 2004                   0               0       6,000,000     $     6,000    $   746,950    $(1,360,413)

Issuance of common stock
before 9/30/2004                                                     750,000             750         73,750

Adjustment to reflect
Divestiture of Bartram                                            (3,249,965)         (3,250)        (6,593)       547,363

Issuance of common stock
net of costs, DCI acquisition                                     31,500,000          31,500        853,500

Issuance of preferred stock
as commitment fee                    200,000             200                                        199,800

Beneficial conversion feature
of convertible debentures                                                                            57,500

Costs related to standby
equity agreement                                                                                   (215,000)

Net loss                                                                                                           (55,934)
                                 -----------     -----------     -----------     -----------    -----------    -----------
Balance, December 31, 2004           200,000     $       200      35,000,035     $    35,000    $ 1,709,907    $  (868,984)
                                 ===========     ===========     ===========     ===========    ===========    ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                                  DCI USA, INC
                            STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDING DECEMBER 31, 2004

OPERATING ACTIVITIES:

Net loss                                             $   (55,934)
    Adjustments to reconcile net loss to net
      cash flows from operating activities
      Amortization of loan costs                           3,452
Changes in operating assets and liabilities
           Interest receivable                           (15,235)
           Accounts payable and
             accrued expenses                             16,405
                                                     -----------

   Net cash flows from operating activities                             (51,312)

INVESTING ACTIVITIES:

Loans made to third parties                             (926,000)
Acquisitions common stock                               (155,000)
Bartram divestiture                                     (346,340)
Loss on Investment in Bartram Holdings, Inc.               4,747
                                                     -----------

   Net cash flows from Investing activities                          (1,422,593)

FINANCING ACTIVITIES:

Proceeds from Convertible debentures                     250,000
Proceeds from the sale of stock                        1,159,500
Beneficial conversion feature of
  convertible debentures                                  57,500
Discount on debenture                                    (56,302)
Loans from related party                                  95,000
Loan fees                                                (55,000)
Costs related to equity agreement                       (215,000)
                                                     -----------

   Net cash flows from financing activities                           1,235,698
                                                                    -----------

Decrease in cash and cash equivalents                                  (238,207)

Cash at January 1, 2004                                                 350,897
                                                                    -----------

Cash at December 31, 2004                                           $   112,690
                                                                    ===========

Supplemental Cash Flow Information

           Interest Paid                                            $    15,398
                                                                    ===========

           Income Taxes Paid                                        $      0.00
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

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 9, 2004, the Company transferred to a shareholder 80 percent of its interest in Bartram Holdings, Inc. ("Bartram")(see also note 9). As a result, the Company's ownership in Bartram is 20%. The Company has accounted for this investment using the equity method of accounting.

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

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share iscomputed giving effects to dilutive stock equivalents.There were no potentially dilutive common shares outstanding on December 31, 2004.


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


NOTE 3
NOTES RECEIVABLE - RELATED PARTIES

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

NOTE 3
NOTES RECEIVABLE - RELATED PARTIES (CONTINUED)

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

The Company has the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to the Company are secured by, among other collateral, a pledge of the membership interests owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC., which was 30% of the outstanding as of March 7, 2005. The Company also has the option to purchase such membership interests from 231 Norman Avenue, LLC. In connection with the $600,000 loan, the Company was granted an option to purchase that portion of 231 Norman Avenue, LLC's membership interests in 231 Norman Avenue Property Development, LLC (12.5% of the outstanding as of March 7, 2004) that it did not already have the option to purchase. Such option to purchase the 12.5% interest may be exercised upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

NOTE 4
INVESTMENTS

On November 9, 2004, Gavella Corp. (the "Company") executed a Subscription Agreement with Direct Capital Investments, Ltd. ("DCI") pursuant to which, among other things, DCI purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. As part of the transaction, 80 percent of Bartram, was transferred to one shareholder and the company retained a 20% equity interest in the formerly consolidated Bartram Holdings, Inc. The primary asset of Bartram is an 80% indirect interest in the Spring Village Apartment Complex. For three years from the closing, Mr. Santoro has agreed to vote all his shares in Bartram to elect nominees of the Company to Bartram's board of directors proportionate to the Company's ownership of Bartram's outstanding stock.

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

Convertible Debenture (note 6), net of discount of $56,302               193,698
                                                                        --------

                                                                         888,698
less: current portion                                                    695,000
                                                                        --------

Noncurrent portion                                                      $193,698
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

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

NOTE 8
STOCKHOLDERS' EQUITY (CONTINUED)


$ 50,000 of the purchase price was paid in 2004 and the remaining $30,000 is due on or before May 30, 2005. Such $100,000 has been paid to Bartram Holdings, Inc. and the remaining $30,000, upon receipt by the Company, will also be paid to Bartram Holdings, Inc. The $770,000 Note, which is due and payable on June 15, 2005, provides for quarterly payments of interest only to DCI at an annual interest rate of 12%. The Note is secured by a pledge which encumbers the 35% membership interest (the "Membership Interest") owned by the LLC in 231 Norman Avenue Property Development, LLC, a New York limited liability company which owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. 231 Norman Avenue Property Development is in the business of owning and operating income producing real estate in the New York/New Jersey area.

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

On November 30, 2004, the Company lent the aggregate sum of $600,000 which the Company received from 231 Norman Avenue Property Development, LLC to 231 Norman Avenue, LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month, with the first interest payment becoming due to us on February 25, 2005. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company has the right to extend the maturity date until June 15, 2007. The obligations of 231 Norman Avenue, LLC to the Company are secured by, among other collateral, a pledge of the membership interests owned by 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC., , which was 30% of the outstanding as of March 7, 2005. The Company also has the option to purchase such membership interests from 231 Norman Avenue, LLC. In connection with the $600,000 loan, the Company was granted an option to purchase that portion of 231 Norman Avenue, LLC's membership interests in 231 Norman Avenue Property Development, LLC (12.5% of the outstanding as of March 7, 2004) that it did not already have the option to purchase. Such option to purchase the 12.5% interest may be exercised upon a default of the $600,000 loan or at any time prior to payment in full of the $600,000 loan. The exercise price of the option is the outstanding amount then due and payable under the $600,000 loan.

                                  DCI USA, Inc.
                          Notes to Financial Statements
                                December 31, 2004

As of March 31, 2005, the Company entered into a Forebearance and Modification Agreement with 231 Norman Avenue, whereby the Company agreed to forego the interest payment and default payments due to the Company under the $770,000 note and the $600,000 note payable to us from 231 Norman Avenue. Said notes were modified to provide that 231 Norman Avenue would make quarterly payments to the Company of interest only commencing March 31, 2005 in arrears. On April 14, 2005, a payment of $12,278.90 was made to the Company, representing accrued interest through December 31, 2004 with respect to both the $600,000 and the $770,000 note. With respect to the period from January 1, 2005 to March 31, 2005, interest of $23,100 has accrued on the $770,000 note and interest of $18,000 has accrued on the $600,000 note, and neither accrued amount had been paid as of March 31, 2005.

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

On February 10, 2005, the Company issued shares of common stock to several officers and former officers aggregating 7,175,000 shares. In May, 2005, 6,050,000 of these shares were cancelled. In addition, on February 10, 2005, the Company agreed to issue 125,000 shares of common stock to each of five directors, such shares to vest quarterly on a pro rata basis over a two-year period.

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