Form 10-Q
period 2005-06-30
DCI USA, INC
filed 2005-08-15
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-31143


                                  DCI USA, INC.
           (Exact name of small business as specified in its charter)


             Delaware                                22-3742159
  (State of other jurisdiction of        (IRS Employer Identification Number)
   incorporation or organization)


                    8 Bond Street, Great Neck, New York 11021
                    (Address of principal executive offices)


                                 (212) 994-9594
                (Issuer's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 38,202,160 shares of Common Stock, $.001 per share) as of July 29, 2005.

                                Table of Contents

                                     Part I

                              Financial Information

                                                                            Page
                                                                            ----
Item 1. Financial Statements

Balance Sheets as of June 30, 2005 (unaudited) and
December 31, 2004 (audited)....................................................2

Statement of Operations for the three month and six month periods ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)..................3

Statement of Cash Flows for the six month periods ended
June 30, 2005 (unaudited) and June 30, 2004 (unaudited)........................4

Schedule of Investments as of June 30, 2005....................................6

Notes to Financial Statements..................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General.......................................................................21

Comparison of the three months ended
June 30, 2005 and June 30, 2004...............................................22

Liquidity and capital resources...............................................22

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........23

Item 4. Controls and Procedures ..............................................23

                                     Part II

                                Other Information

Item 6. Exhibits..............................................................24

Signatures....................................................................25

                                EXPLANATORY NOTE

      Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q to "we", "us", "our" and the Company are to DCI USA, Inc., a Delaware corporation. We changed our name from Gavella Corp. on November 19, 2004.

             Cautionary Notice Regarding Forward Looking Statements

      We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report on Form 10-Q contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to portfolio companies, volume growth, revenues, profitability, new investments, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in our Amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

      Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  DCI USA, INC.
                                 BALANCE SHEETS


                                                      June 30,2005     December 31,2004
                                                      ------------     ----------------
                                                      (Unaudited)

ASSETS:

Investments in affiliates ......................      $1,595,000         $1,676,253
Cash ...........................................          11,536             38,190
Prepaid expense ................................           5,615               --
Interest receivable ............................          29,592             15,235
Deferred loan costs ............................          62,798             51,548
                                                      ----------         ----------
     Total assets ..............................      $1,704,541         $1,781,226
                                                      ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Accounts payable ...............................      $   81,138         $   15,945
Accrued interest ...............................          27,614                460
Loan payable - related party ...................          10,250             95,000
Loan payable - Hypothecators ...................         400,000            400,000
Loan payable - Ichki ...........................          50,000               --

Loan payable - E. Rubin ........................            --              200,000
Convertible debentures, net of discount
 of $89,844 and $56,302 ........................         410,157            193,698
                                                      ----------         ----------
    Total liabilities ..........................         979,159            905,103
                                                      ----------         ----------
STOCKHOLDERS' EQUITY:

Preferred stock, par value $.001,
    Authorized 1,000,000 shares
    Series A Preferred, 200,000 shares authorized
    200,000 issued and outstanding....................       200                 200

Common stock:
$0.001 par value; 100,000,000 shares authorized;
38,203,160 and 35,000,000 shares issued and
outstanding respectively .........................        38,203             35,000
Additional paid-in capital .......................     1,924,360          1,709,907
Retained Deficit .................................    (1,237,381)          (868,984)
                                                     -----------        -----------
     Total stockholder's equity ..................       725,382            876,123
                                                     -----------        -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 1,704,541        $ 1,781,226
                                                     ===========        ===========

     Net asset value per common share ............   $      0.04        $      0.03
                                                     ===========        ===========

    The accompanying notes are an integral part of these financial statements

                                  DCI USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                              June 30,                     June 30,
                                          2005          2004        2005          2004
                                       ----------    ---------    ----------    ---------
Operating income:

Revenue .............................   $   9,500    $ 254,102    $   9,500    $ 500,987
Interest income .....................      43,436        3,460       88,436        6,587
                                       ----------    ---------    ----------    ---------

     Total income ...................      52,936      257,562       97,936      507,574
                                       ----------    ---------    ----------    ---------

Expenses:

General and administrative
expenses ............................      85,219      248,514      155,730      508,395
Director expense ....................        --           --         60,156         --
Interest expense ....................      42,670       58,408       80,111      116,301
Professional fees ...................      49,163         --        120,083         --
Net(gain)/loss on investment.. 38,923     (11,157)      50,253      (11,157)
                                       ----------    ---------    ----------    ---------
     Total expenses .................     215,975      295,765      466,333      613,539
                                       ----------    ---------    ----------    ---------

Net loss ..................$ ........    (163,039)   $ (38,203)   $(368,397)   $(105,965)
                                       ==========    =========    ==========    =========
Basic and diluted
loss per share ............                $(0)        $(0)        $(.01)        $(.02)
                                       ==========    =========    ==========    =========
Weighted average number of
Common Shares outstanding..            38,203,125    6,016,393    36,936,119    6,016,393
                                       ==========    =========    ==========    =========

                   The accompanying notes are an integral
                     part of these financial statements

                                  DCI USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                            June 30,
                                                                                  2005                2004
                                                                                ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .........................................................           $(368,397)           $(105,965)
   Adjustments to reconcile net loss to net
   cash from operating activities:
     Amortization of loan costs .....................................              18,750                 --
     Stock issuance for services ....................................              60,156                7,500
     (Gain)/Loss on investments .....................................              50,253              (11,157)
     Amortization of loan discounts .................................              23,959                 --
     Depreciation and amortization ..................................                --                 77,437
     Bad debt provision .............................................                --                  2,350
   Changes in operating assets and liabilities:
        Accounts receivable .........................................                --                 (3,099)
        Prepaid expenses ............................................              (5,615)              23,100
        Interest receivable .........................................             (14,357)               6,783
        Cash held in escrow .........................................                --                 (3,740)
        Accounts payable and accrued expenses .......................              92,347                2,630
        Other liabilities ...........................................                --                (18,447)
                                                                                ---------            ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES ............................            (142,904)             (22,608)
CASH FLOWS FROM INVESTING ACTIVITIES                                            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of investments ...............................              30,000               11,157
    Purchase of property and equipment ..............................                --                (49,984)
    Loans to third parties ..........................................               1,000               (7,603)

NET CASH FLOWS FROM INVESTING ACTIVITIES ............................              31,000              (46,430)
CASH FLOWS FROM FINANCING ACTIVITIES                                            ---------            ---------

  Proceeds from Convertible debentures ..............................             250,000                 --
  Proceeds from loan ................................................             150,000                 --
  Payment of loan to related party ..................................             (84,750)                --
  Payment of loan ...................................................            (200,000)                --
  Issuance of common stock, net .....................................                --                 67,000
  Deferred loan costs ...............................................             (30,000)                --
NET CASH FLOWS FROM FINANCING ACTIVITIES ............................              85,250               37,067
                                                                                ---------            ---------
Decrease in cash and cash equivalents ...............................             (26,654)             (31,971)
Cash, beginning .....................................................              38,190              265,850
                                                                                ---------            ---------
Cash, ending ........................................................           $  11,536            $ 233,879
                                                                                =========            =========
Supplemental disclosure of cash flow information:

Cash paid for interest ..............................................           $  28,540            $ 116,301
                                                                                =========            =========
Cash paid for income taxes ..........................................           $     455            $    --
                                                                                =========            =========
Noncash Financing Activities:

Repayment of loan through reissuance of shares ......................           $ 100,000                 --
                                                                                =========            =========

                   The accompanying notes are an integral part
                          of these financial statements

                                  DCI USA, INC.
                             SCHEDULE OF INVESTMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


                          Description
Company                   of Business            Investment        Fair Value
-------                   -----------            ----------        ----------

Equity Investments:
-------------------
N/A                          N/A                 $   --            $   --

Loans:
------

231 Norman Ave., LLC      Real Estate              600,000           600,000
                          12% Due 6/15/06
231 Norman Ave., LLC      Real Estate              770,000           770,000
                          12% Due 6/15/06
Apros & Chay              Private Merchant Bank    155,000           155,000
                          10% Due 12/13/05
Bartram Holdings, Inc.    Real Estate
                          8% Due 7/15/15             70,000           70,000
                                                 ----------        ----------

Total Investments                                $1,595,000        $1,595,000
                                                 ==========        ==========

                   The accompanying notes are an integral part
                          of these financial statements

                              DCI USA, INC.
                     NOTES TO FINANCIAL STATEMENTS
                              (unaudited)
NOTE 1
BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly period ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's financial statements included in its Amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2004 financial statements.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements -- The accompanying unaudited condensed financial statements are comprised of the accounts of the Company. The Company has no subsidiaries. Prior year comparative financial statements reflect the Company's operations before it elected to operate as a Business Development Company. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments.


NOTE 2
NATURE OF OPERATIONS

DCI USA, Inc., formerly known as Gavella Corp. ("Gavella"), was incorporated on June 21, 2000 in the State of Delaware. Until November 9, 2004, Gavella was engaged in owning and operating income producing real estate and investing in and providing consulting services to small, established companies with defined growth plans. On November 9, 2004, Gavella executed a Subscription Agreement with Direct Capital Investments, Ltd. ("Direct Capital") pursuant to which, among other things, Direct Capital purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represented 90% of the then outstanding common stock of the Company on a fully-diluted basis. Direct Capital is an Israeli company which is traded on the Tel Aviv Stock Exchange. Commencing November 9, 2004, the Company changed its focus and has engaged in lending to and investing in real estate related and other opportunities. On November 19, 2004, the Company changed its name to DCI USA, Inc. from Gavella Corp.

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


                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


USE OF ESTIMATES

The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues earned by the Company prior to the divestiture of 80% of Bartrum (see
Note 5)include rental income and fees earned from tenants for late charges, laundry income and revenue from other housing related services. Subsequent to the divestiture, revenues have been derived primarily from the lending of funds and consist primarily of investment income.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2005 and December 31, 2004 the Company had no cash balances in excess of federally insured limits.


NOTES RECEIVABLE

The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. The allowance for loan losses at June 30, 2005 and December 31, 2004 was $-0-.

DEFERRED LOAN COSTS

Deferred loan costs, consisting primarily of debt issue costs, are amortized using the straight-line method over the term of the related debt. Amortization of these costs are reflected as loan costs in the statement of operations and totaled $18,750 for the six months ended June 30, 2005.

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


  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the three months ended June 30, 2005.

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

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were no potentially dilutive common shares outstanding on June 30, 2005.

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

TREATMENT OF HOLDINGS IN BARTRAM

On November 9, 2004, the Company transferred 80 percent of its interest in Bartram Holdings, Inc. ("Bartram") to one shareholder. As a result, the Company's ownership in Bartram was reduced to 20%. The Company had previously accounted for this investment using the cost method of accounting; but, as a business development company ("BDC") regulated under the 1940 Act, the Company accounted for its 20% ownership in Bartram as a portfolio company investment. As of June 30, 2005, the Company sold its 20% ownership in Bartram back to Bartram in consideration for being issued by Bartram a $70,000 principal amount promissory note and the forgiveness by Bartram of the Company's obligation to pay Bartram $30,000 upon receipt of such amount from Direct Capital. (Reference is made to Note 5 for further information.)

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


                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)
                                     NOTE 4
INVESTMENT IN NOTES RECEIVABLE TO AFFILIATES

The Company holds a promissory note made by 231 Norman Avenue, LLC ("Norman LLC"), an entity controlled by the former Chairman and CEO of the Company, in the principal amount of $770,000. The $770,000 Note was originally made by Norman LLC to Direct Capital and was assigned by Direct Capital to the Company to satisfy $770,000 of the $900,000 purchase price which Direct Capital owed to the Company as of November 9, 2004 for 31,500,000 (post reverse split) shares of the Company's newly-issued common stock. The $770,000 Note, which was due and payable on June 15, 2005 and extended to June 15, 2006, provides for quarterly payments of interest only at an annual interest rate of 12%.

On November 30, 2004, the Company lent $600,000 to Norman LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company has the right to extend the maturity date of the $600,000 loan to Norman LLC to June 15, 2007.

The obligations of Norman LLC to the Company are secured by, among other collateral, a pledge of the membership interests owned by Norman LLC in 231 Norman Avenue Property Development, LLC ("Norman Property LLC"), which represented 30% of the outstanding ownership interests in Norman Property LLC as of March 7, 2005. In connection with the $600,000 loan and the $770,000 Note, the Company was issued options to purchase from Norman LLC its membership interests in Norman Property LLC. These options give the Company the right to purchase up to a total of 30% of the outstanding membership interests in Norman Property LLC for consideration equal to the aggregate outstanding amounts due and payable under the $600,000 loan and the $770,000 loan. One of these options allows the Company to purchase 12.5% of the Norman Property, LLC membership interests and may be exercised by the Company upon a default of the $600,000 loan obligation or at any time prior to payment in full of the $600,000 loan. The exercise price of such option is the outstanding amount then due and payable under the $600,000 loan. The other of these options allows the Company to purchase 17.5% of the Norman Property LLC membership interests and may be exercised by the Company upon a default of the $770,000 Note or at any time prior to the payment in full of the $770,000 Note. The exercise price of such option is the outstanding amount then due and payable under the $770,000 Note.

Norman Property LLC is a New York limited liability company which owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. Norman Property LLC is in the business of owning and operating income producing real estate in the New York/New Jersey area.

On December 13, 2004, the Company entered into a Loan Agreement with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of such Loan Agreement, the Company lent Apros and Chay $96,000. Interest at the rate of 10% accrues on the sum of (a) $96,000, (b) 60% of either (i)the discount the Company is required to pay to Cornell Capital Partners, L.P. ("Cornell") if the Company converts the 8% Secured Convertible Debenture issued by the Company to Cornell as of December 6, 2004 or (ii) the premium the Company is required to pay to Cornell if the Company redeems such 8% Secured Convertible Debenture, and (c) any closing costs associated with such conversion or redemption. The principal of and interest on the loan to Apros and Chay are due and payable on December 13, 2005, but Apros and Chay has the right to prepay at any time.

As security for this loan, Apros and Chay hypothecated all of its outstanding share capital to the Company, agreed not to issue any shares or convertible securities and granted the Company a second lien on Apros and Chay's 48,500,000 shares of Technoprises Ltd. common stock. If the Company defaults on any of the Company's obligations to Cornell and, as a result, any of the shares of Technoprises Ltd. are not returned to Apros and Chay, the Company must reimburse Apros and Chay for the value of said shares. At the discretion of Apros and Chay, the value of said Technoprises shares may be paid by the Company in cash or by issuing shares of the Company's common stock, which shall be valued at the daily volume weighted average selling price for the 5 days prior to issuance.

In connection with the Apros and Chay loan, the Company received a warrant to purchase 960,000 shares of Apros and Chay at a purchase price of $0.10 per share. The warrants are exercisable until December 13, 2005, but the Company has the right to extend the exercise period for an additional 6 months. The value of these warrants has been deemed to be immaterial.

On April 6, 2005, the Company informed Apros and Chay that the Company's loan to Apros and Chay was in default. The default occurred as a result of the change in management of Apros and Chay. Technoprises Ltd. is currently in receivership. The Company believes that the shares of Technoprises Ltd. on which the Company holds a second lien have value to the extent that Technoprises Ltd. is a publicly-held "shell" company which could be a candidate for a reverse merger transaction.

As of December 31, 2004, the Company entered into a Modification Agreement with Apros and Chay and Direct Capital regarding the aggregate sum of $60,000 which was lent by Direct Capital to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital assigned to the Company the right to receive such $60,000 from Apros and Chay. Interest accrues on such $60,000 at the annual rate of 10%. Unless there is an event of default, principal and accrued interest is due and payable by Apros and Chay to the Company on December 13, 2005. Apros and Chay has the right to prepay the amount owed to the Company at any time. The $60,000 obligation of Apros and Chay is secured by a pledge of all its outstanding share capital to the Company, and a second lien in the shares of Technoprises Ltd. held by Apros and Chay. In consideration of the Company's becoming the creditor with respect to the $60,000, Apros and Chay agreed to release the Company from its obligation to lend Apros and Chay 60% of the net proceeds from the Company's issuance of the $250,000 principal amount 8% Secured Convertible Debenture to Cornell and issued to the Company warrants to purchase an aggregate of 1,560,000 shares of Apros and Chay common stock at a purchase price of $0.10 per share. The warrants are exercisable until December 31, 2005, but the Company has the right to extend the exercise period for an additional 6 months. The value of the warrants has been deemed to be immaterial.



                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)


NOTE 5
INVESTMENTS

On November 9, 2004, Direct Capital purchased 31,500,000 post-reverse split shares of common stock of the Company. As part of the transaction, 80 percent of Bartram Holdings, Inc. ("Bartram") was transferred to one shareholder of the Company and the Company retained a 20% equity interest in Bartram. The primary asset of Bartram is an 80% indirect interest in the Spring Village Apartment Complex. As of June 30, 2005, the Company sold its 20% ownership in Bartram back to Bartram (the "Bartram Repurchase") in consideration for a $70,000 principal amount promissory note made by Bartram and the forgiveness by Bartram of the Company's obligation to pay Bartram $30,000 upon receipt of such amount from Direct Capital. (Direct Capital had owed the Company such $30,000 as part of the $130,000 cash portion of the $900,000 purchase price payable by Direct Capital in connection with the November 9, 2004 transaction in which Direct Capital purchased shares of the Company's common stock. During the second quarter of 2005, such $30,000 which Direct Capital owed to the Company was offset against a Note payable from the Company to Direct Capital which, as of March 31, 2005, had a balance of $50,250.)

As a result of the Bartram Repurchase, the Company no longer holds an ownership interest in Bartram and no longer has a right to nominate a board member to Bartram. In connection with the Bartram Repurchase, Bartram issued to the Company options to purchase shares of Bartram common stock as follows: 3,000,000 shares at the exercise price of $.05 per share, such option expiring June 30, 2008; 1,000,000 shares at the exercise price of $.075 per share, such option expiring June 30, 2009; and 1,000,000 shares at the exercise price of $.10 per share, such option expiring June 30, 2010. Also in connection with the Bartram Repurchase, the Company issued to Bartram an option, expiring June 30, 2007, to purchase 300,000 shares of the Company's common stock at the exercise price per share equal to the per share asset value of the Company at the time of exercise but not less than $0.50 per share. Currently the Company attributes no value to the aforementioned options to purchase shares of Bartram.

The $70,000 principal amount promissory note issued by Bartram to the Company in connection with the Bartram Repurchase provides for simple interest accruing at 8% per year and a maturity date of July 5, 2015 on which date all principal and accrued interest are payable. The first interest payment on the $70,000 note is due on July 5, 2007, covering interest for the two years then ended, and no payments are permitted to be made under the $70,000 note prior to July 5, 2007. After July 5, 2007, interest is payable quarterly until the maturity date. Any payments due under the $70,000 note may be paid by Bartram by transferring to the Company shares of the Company's common stock held by Bartram. For this purpose, each share of the Company's common stock is to have a fixed value of $0.225 per share.



NOTE 6
NOTES PAYABLE

Loans and Notes payable consist of the following:
                                                         June 30,    December 31,
                                                           2005          2004
                                                         ----------     ---------
Note payable to Direct Capital Investments Ltd.
interest accrues at 8% per annum,
due on demand                                              $ 10,250     $ 95,000

Note Payable to Hypothecators, interest accrues
at 15% per annum payable on the first of
each month, due June 15, 2006                               400,000      400,000

Note Payable to Elliott Rubin, interest accrues
at 12% per annum, and $2,000 is payable on the
28th day of each month                                         --        200,000

Loan payable - NY2K - Interest accrues at 8% and
is payable quarterly commencing June 7, 2005, due
on March 7, 2006                                                  0         --
                                                                        --------

Convertible Debentures Issued to Cornell, net of
discount of $89,844 and $56,302
respectively; $250,000 due December 6, 2006
and $250,000 dueMarch 1, 2007                               410,157      193,698
                                                           --------     --------


                                                           $820,407     $888,698
                                                           --------     --------

The due date of the Company's $400,000 Note payable to Hypothecators was extended from June 15, 2005 to June 15, 2006.

The $100,000 Note which was issued by the Company to NY2K, Inc. as of March 7, 2005 was assigned by NY2K, Inc. to TSSS, Inc. Such Note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to TSSS, Inc., which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended.


Effective June 28, 2005, the Company borrowed $50,000 from an individual payable on June 28, 2006, together with interest from the date of the loan at the rate of five percent per annum.




                                  DCI USA, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 7
INCOME TAXES

The Company's provision for income taxes for the six months ended June 30, 2005 consisted of the following:



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

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At June 30, 2005, the Company has approximately $ 725,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2025 for federal purposes and 2010 for state purposes.

NOTE 8
COMMITMENTS AND CONTINGENCIES

Effective July 1, 2005, the Company entered into a 2-year lease to occupy space in Great Neck, New York at a rent of $2,000 per month.

The Company has entered into oral compensation agreements with three executives terminable immediately upon notice. Pursuant to such agreements each of two of the executives are entitled to receive $5,000 per month and the third executive is entitled to receive $2,000 per month.

The Company has established a strategic consulting agreement with PEM Ltd., a consulting firm. The compensation payable to the Company and PEM pursuant to such arrangement will be agreed upon by the parties in good faith at such time as they commence a project.

NOTE 9
SUBSEQUENT EVENT

As of June 30, 2005, $15,300 in interest was due on the $770,000 note payable to the Company from Norman LLC and $12,000 in interest was due on the $600,000 note payable to the Company from Norman LLC. Both amounts were paid to the Company as of July 11, 2005.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            On November 9, 2004, Direct Capital purchased 31,500,000 (post 1:2 reverse split) shares of our common stock, which represented 90% of our issued share capital on a fully diluted basis.
            On February 14, 2005, we elected to become a business development company (BDC), regulated pursuant to Section 54 of the Investment Company Act of 1940. Our core focus will be to invest in growth businesses as specified under the guidelines of Section 55(a) of the Investment Company Act of 1940. We will make available significant managerial assistance to our portfolio companies in the areas of strategic planning and corporate development, investor awareness, corporate finance and M&A.

Comparison of three months ended June 30, 2005 to three months ended June 30,
2004

         A comparison of the results of operations for the second quarter of 2005 against the results for the second quarter of 2004 will have limited significance because of the change in control and change in the business of the Company as of November 2004.

         The Company did not make any investments or loans during the quarter ended June 30, 2005.

         The Company incurred a loss of approximately $163,000 during the quarter ended June 30, 2005. During the quarter ended June 30, 2005, the Company had revenue of $9,500, entirely from consulting fees, in addition to interest income of $43,436. During such quarter, the Company incurred auditing and legal expenses of approximately $49,000, interest expense of approximately $42,000, of which $14,374 was the amortization of debt discount and $18,750 was amortization of loan costs, and net loss on investment of $38,923, which was the decrease in value of the Bartram investment.

         In the second quarter of 2004, the Company had a loss of $38,203 all of which related to its operations before it elected to be treated as a Business Development Company.

Comparison of six months ended June 30, 2005 to six months ended June 30, 2004

         A comparison of the results of operations for the first half of 2005 against the first half of 2004 will have limited significance because of the change in control and change in business of the Company as of November 2004.

         During the first half of 2005, the Company completed its second convertible note financing with Cornell Capital which resulted in net proceeds to the Company of $220,000. Of such proceeds, $100,000 was used to pay down a loan payable to NY2K and the remainder was used for working capital.

         The Company did not make any investments or loans during the first half of 2005.

         The Company incurred a loss of $368,397 during the six months ended June 30, 2005. During such period the Company had revenues of $9,500 from consulting fees and interest income of $88,436. In the first six months of 2005 the Company incurred expenses of $466,333 comprised largely of professional fees of $120,083, interest expense of $80,111, fees to consultants and directors of $61,500 and $60,156, respectively, and general and administrative expenses of $94,230. In addition, the Company incurred a loss on investments of $50,253 during the first six months of 2005.

         The loss of $368,397 incurred during the first six months of 2005, when the Company began to operate as a business development company, exceeded by approximately $263,000 the loss of $105,965 incurred during the first six months of 2004.

Liquidity and capital resources

We need additional financing to expand our business, to carry out our business plan and to reduce debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

We have a secured note payable in the principal amount of $400,000 to Hypothecators due on June 15, 2006.

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

                                     PART II

                                OTHER INFORMATION



Item 6. Exhibits

The following exhibits are filed as part of this report:



Exhibit No.           Description of Exhibit

10.1            --        Promissory Note, dated as of July 5, 2005, from
                          Bartram Holdings, Inc. to the Company in the amount of $70,000.

31.1            --        Certification of Chief Executive Officer pursuant to
                          Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2            --        Certification of Chief Financial Officer pursuant to
                          Rule 13a-14(a) under the Securities
                          Exchange Act of 1934.

32.1            --        Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002
                          (18 U.S.C. 1350).

32.2            --        Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act
                          of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 2005


                                        DCI USA, INC.

                                        By:  /s/  Michael Gibbs
                                             -----------------------------------
                                              Michael Gibbs,
                                              Chief Financial Officer




                                             /s/ Michael Gibbs
                                             -----------------------------------
Gibbs
-----------------------------------
                                              Michael Gibbs,
                                              Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)

                                  EXHIBIT INDEX


Exhibit No.               Description of Exhibit

10.1            --        Promissory Note, dated as of July 5, 2005, from
                          Bartram Holdings, Inc. to the Company in the amount of $70,000.

31.1            --        Certification of Chief Executive Officer pursuant to
                          Rule 13a-14(a) under the Securities Exchange Act of
                          1934.

31.2            --        Certification of Chief Financial Officer pursuant to
                          Rule 13a-14(a) under the Securities Exchange Act of
                          1934.

32.1            --        Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002 (18
                          U.S.C. 1350).

32.2            --        Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002 (18
                          U.S.C. 1350).