Form 10-Q/A
period 2005-06-30
DCI USA, INC
filed 2005-08-29
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

                                Table of Contents

                                     Part I

                              Financial Information

                                                                            Page
                                                                            ----
Item 1. Financial Statements

Balance Sheets as of June 30, 2005 (unaudited) and
December 31, 2004 (audited)....................................................3

Statement of Operations for the three month and six month periods ended June 30, 2005 (unaudited) and June 30, 2004 (unaudited)..................4

Statement of Cash Flows for the six month periods ended
June 30, 2005 (unaudited) and June 30, 2004 (unaudited)........................5

Schedule of Investments as of June 30, 2005....................................6

Notes to Financial Statements..................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General.......................................................................16

Comparison of the three months ended
June 30, 2005 and June 30, 2004...............................................16

Liquidity and capital resources...............................................17

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........18

Item 4. Controls and Procedures ..............................................18

                                     Part II

                                Other Information

Item 6. Exhibits..............................................................18

Signatures....................................................................19

                                EXPLANATORY NOTE

      This Amendment No. 1 amends the Table of Contents and the Balance Sheet as of June 30, 2005 in Item 1 of Part I to the Quarterly Report on Form 10-Q of DCI USA , INC. for the quarter ended June 30, 2005 (the "Original Report").

      Except as described above, DCI USA, INC. has not modified or updated the Original Report, and all other information disclosed in the original report remains unchanged.

      Unless otherwise indicated or the context otherwise requires, all references in this Report on Form 10-Q/A to "we", "us", "our" and the Company are to DCI USA, Inc., a Delaware corporation. We changed our name from Gavella Corp. on November 19, 2004.

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
STOCKHOLDERS' EQUITY:

Preferred stock, par value $.001,
    Authorized 1,000,000 shares
    Series A Preferred, 200,000 shares authorized
    200,000 issued and outstanding....................       200                 200

Common stock:
$0.001 par value; 100,000,000 shares authorized;
38,203,160 and 35,000,000 shares issued and
outstanding respectively .........................        38,203             35,000
Additional paid-in capital .......................     1,924,360          1,709,907
Retained Deficit .................................    (1,237,381)          (868,984)
                                                     -----------        -----------
     Total stockholder's equity ..................       725,382            876,123
                                                     -----------        -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 1,704,541        $ 1,781,226
                                                     ===========        ===========

     Net asset value per common share ............   $      0.02        $      0.03
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

Dated:  August 26, 2005


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