Form 10-Q
period 2005-09-30
DCI USA, INC
filed 2005-11-15
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 36,125,035 shares of Common Stock, $.001 per share) as of November 4, 2005.

                                Table of Contents

                                     Part I

                              Financial Information

Item 1. Financial Statements                                                Page
                                                                            ----
Balance Sheets as of September 30, 2005 (unaudited) and
December 31, 2004 (audited)....................................................3

Statement of Operations for the three month and nine month periods ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)........4

Statement of Cash Flows for the nine month periods ended
September 30, 2005 (unaudited) and September 30, 2004 (unaudited)..............5

Schedule of Investments as of September 30, 2005...............................6

Notes to Financial Statements..................................................7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General.......................................................................17

Comparison of the three and nine months ended
September 30, 2005 and September 30, 2004.....................................18

Liquidity and capital resources...............................................18

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........19

Item 4. Controls and Procedures ..............................................19

                                     Part II

                                Other Information

Item 6. Exhibits..............................................................19

Signatures....................................................................20

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

                                  DCI USA, INC.
                                 BALANCE SHEETS

ASSETS
                                                       September 30, 2005   December 31, 2004
                                                          (Unaudited)
Investments in affiliates                                  $ 1,569,044          $ 1,676,253
Cash                                                             2,870               38,190
Prepaid expense                                                  5,613                   --
Interest receivable                                             32,358               15,235
Deferred loan costs                                             52,173               51,548
                                                           -----------          -----------
               Total assets                                $ 1,662,058          $ 1,781,226
                                                           ===========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable                                           $    79,904          $    15,945
Accrued interest                                                50,326                  460
Loan payable - Related Party                                        --               95,000
Loan payable - Hypothicators                                   400,000              400,000
Loan Payable - E. Rubin                                             --              200,000
Loan Payable - NY2K                                            100,000                   --
Convertible debentures net of discount of $75,469
and $56,302, respectively                                      424,531              193,698
                                                           -----------          -----------

               Total Liabilities                             1,054,761              905,103
                                                           -----------          -----------
Stockholders' Equity
Preferred Stock, par value $.001,
   Authorized 1,000,000 shares
   Series A Preferred, 200,000 shares authorized
   200,000 issued and outstanding                                  200                  200
Common stock, par value $.001,
   100,000,000 shares authorized, 36,125,035
    shares outstanding                                          36,125               35,000
Additional paid-in-capital                                   1,822,532            1,709,907
Retained deficit                                            (1,251,560)            (868,984)
                                                           -----------          -----------

               Total stockholders' equity                      607,297              876,123
                                                           -----------          -----------
               Total liabilities and stockholders'
                 equity                                    $ 1,662,058          $ 1,781,226
                                                           ===========          ===========

               Net asset value per common share            $      0.02          $      0.03
                                                           ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   Three Months Ended     Three Months Ended    Nine Months Ended     Nine Months Ended
                                   September 30, 2005     September 30, 2004    September 30, 2005    September 30, 2004
Operating Income

Revenue                               $     10,000          $    253,349          $     19,500          $    754,336
Interest income                             46,662                 3,494               135,098                10,081
                                      ------------          ------------          ------------          ------------

          Total income                      56,662               256,843               154,598               764,417
                                      ------------          ------------          ------------          ------------

Expenses:

General & administrative
expense                                     40,373               245,436               195,648               753,831
Interest expense                            42,174                57,716               122,285               174,017
Professional fees                           51,594                    --               171,677                    --
Director fees                               (3,906)                   --                56,250                    --
Income taxes                                 3,202                    --                 3,657                    --
                                      ------------          ------------          ------------          ------------

          Total expenses                   133,437               303,152               549,517               927,848
                                      ------------          ------------          ------------          ------------

Loss from operations                       (76,775)              (46,309)             (394,919)             (163,431)
                                      ------------          ------------          ------------          ------------

Other Income:

Gain on loan assignment                    (62,596)                                    (62,596)
Net (gain)/loss on investment                   --                 9,643                50,253                (1,514)
                                      ------------          ------------          ------------          ------------

          Total Other Income               (62,596)                9,643               (12,343)               (1,514)
                                      ------------          ------------          ------------          ------------

          Net loss                    $    (14,179)         $    (55,952)         $   (382,576)         $   (161,917)
                                      ============          ============          ============          ============

Basic and Diluted
Loss per share                                 ($0)                  ($0)               ($0.01)               ($0.03)
                                      ============          ============          ============          ============

Weighted average number of
Common Stock outstanding                36,125,035             6,261,818            36,125,035             6,261,818
                                      ============          ============          ============          ============

   The accompanying notes are an integral part of these financial statements.

              DCI USA, INC. - STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        2005             2004
Operating activities:
Net loss                                              $(382,576)      $(161,917)
  Adjustments to reconcile net loss to net
    cash flows from operating activities
     Amortization of loan costs                          29,375              --
    Stock issuance for services                          56,250           7,500
    Gain on loan assignment                             (62,596)
    (Gain)/Loss on investments                           50,253         (12,734)
    Impairment loss on investment                            --          11,220
    Amortization of discounts                            37,833              --
    Depreciation and amortization                            --         115,753
    Bad debt provision                                       --           3,850
Changes in operating assets and liabilities
              Accounts receivable                            --          (8,085)
              Prepaid expenses                           (5,613)        (16,874)
              Interest receivable                       (28,619)          6,783
              Cash held in escrow                            --          59,995
              Accounts payable & accrued expense        114,373          22,644
              Deferred revenue                               --         (12,500)
              Security deposits payable                      --          (2,702)
              Other liabilities                              --          (9,280)
                                                      ---------       ---------
   Net cash flows from operating activities            (191,320)          3,653
                                                      ---------       ---------
Investing activities:
Proceeds from sale of investments                       131,000          28,984

Purchase of investments                                      --         (18,671)

Purchases of property and equipment                          --         (90,672)

Collection of loans                                          --          19,544
Loans to third parties                                       --         (14,885)
                                                      ---------       ---------
   Net cash flows from Investing activities             131,000         (75,700)
                                                      ---------       ---------
Financing activities:
Repayment of mortgage notes payable                          --         (40,073)
Proceeds from Convertible debentures                    250,000              --
Proceeds from Loan                                      100,000              --
Payment of loan to related party                        (95,000)             --
Payment of loan                                        (200,000)        (17,500)
Issuance of common stock, net                                --          67,000
Deferred loan costs                                     (30,000)             --
                                                      ---------       ---------
   Net cash flows from financing activities              25,000           9,427
                                                      ---------       ---------
Decrease in cash and cash equivalents                   (35,320)        (62,620)
Cash, beginning                                          38,190         265,850
                                                      ---------       ---------
Cash, ending                                              2,870       $ 203,230
                                                      =========       =========
Supplemental disclosure of cash flow Information:
              Interest Paid                           $      --       $ 158,012
                                                      =========       =========
              Income Taxes Paid                       $   3,657       $      --
                                                      =========       =========
Noncash Financing Activities:
Repayment of loan through reissuance of shares        $ 100,000              --
                                                      =========

   The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                             Schedule of Investments
                               September 30, 2005
                                   (Unaudited)

                             Description
Company                      of Business                          Investment      Fair Value
-------                      -----------                          ----------      ----------
Equity Investments:

N/A                          N/A                                  $       --      $       --

Loans:

231 Norman Ave LLC           Real Estate- 12% Due 6/15/06         $  600,000      $  600,000
231 Norman Ave LLC           Real Estate- 12% Due 6/15/05            770,000         770,000
Bartram Holdings, Inc.       Real Estate- 8% Due 7/05/15              70,000          70,000
Technology Spin Off Sys      A&C loan assignment Due 9/13/07         129,044         129,044
                                                                  ----------      ----------

Total Investment                                                  $1,569,044      $1,569,044
                                                                  ==========      ==========

   The accompanying notes are an integral part of these financial statements.

NOTE 1
BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited and in the opinion of management contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed balance sheet and the condensed consolidated results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States applicable to interim periods. The results of operations for the quarterly period ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim periods or for the full year. This report should be read in conjunction with the Company's financial statements included in its Amended Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2004 financial statements.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

Condensed Interim Financial Statements -- The accompanying unaudited condensed financial statements are comprised of the accounts of the Company. The Company has no subsidiaries. Prior year comparative financial statements reflect the Company's operations before it elected to operate as a Business Development Company. These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments.


NOTE 2
NATURE OF OPERATIONS

DCI USA, Inc., formerly known as Gavella Corp. ("Gavella"), was incorporated on June 21, 2000 in the State of Delaware. Until November 9, 2004, the Company was engaged in owning and operating income producing real estate and investing in and providing consulting services to small, established companies with defined growth plans. On November 9, 2004, the Company executed a Subscription Agreement with Direct Capital Investments, Ltd. ("Direct Capital") pursuant to which, among other things, Direct Capital purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represented 90% of the then outstanding common stock of the Company on a fully-diluted basis. Direct Capital is an Israeli company which is traded on the Tel Aviv Stock Exchange. Commencing November 9, 2004, the Company changed its focus and has engaged in lending to and investing in real estate related and other opportunities. On November 19, 2004, the Company changed its name to DCI USA, Inc. from Gavella Corp.

On February 14, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). As a BDC, the Company will be able to provide investors with the opportunity to participate, with a modest amount of venture capital, in investments that are generally not available to the public. In addition, the Company will provide portfolio companies business development services.

NOTE 3
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


USE OF ESTIMATES

The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues earned by the Company prior to the divestiture of 80% of Bartram (see
Note 5) include rental income and fees earned from tenants for late charges, laundry income and revenue from other housing related services. Subsequent to the divestiture, revenues have been derived primarily from the lending of funds and consist primarily of investment income.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2005 and December 31, 2004 the Company had no cash balances in excess of federally insured limits.


NOTES RECEIVABLE

The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. The allowance for loan losses at September 30, 2005 and December 31, 2004 was $-0-.

DEFERRED LOAN COSTS

Deferred financing costs, consisting primarily of debt issuance costs and debt issuance discounts, are amortized using the straight-line method over the term of the related debt. Amortization of debt issuance expense of $29,375 for the nine months ended September 30, 2005 is included in general and administrative expenses. Amortization of discounts for beneficial conversion features of certain debt of $38,333 for the nine months ended September 30, 2005 is reflected in interest expense.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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


  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the three months ended September 30, 2005.

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

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were no potentially dilutive common shares outstanding on September 30, 2005.

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, which is a replacement of APB Opinion No. 20 and SFAS No. 3. This new Standard applies to all voluntary changes in Accounting principles and certain other changes where transition rules are not prescribed. The Statement requires retroactive restatement to prior periods for changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effects of the change. The Statement is effective for all fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant effect on the Company.

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

Norman Property LLC is a New York limited liability company engaged in owning, developing and operating income producing real property. Norman Property LLC owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005 Norman property LLC consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue, the conversion of the existing building to a condominium, is approximately 1/3rd to completion and is anticipated to be completed in September 2006.

On December 13, 2004, the Company entered into a Loan Agreement (the "Initial Loan") with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of such Loan Agreement, the Company lent Apros and Chay $96,000. Interest at the rate of 10% accrues on the sum of (a) $96,000, (b) 60% of either (i)the discount the Company is required to pay to Cornell Capital Partners, L.P. ("Cornell") if the Company converts the 8% Secured Convertible Debenture issued by the Company to Cornell as of December 6, 2004 or (ii) the premium the Company is required to pay to Cornell if the Company redeems such 8% Secured Convertible Debenture, and
(c) any closing costs associated with such conversion or redemption. The principal of and interest on the loan to Apros and Chay are due and payable on December 13, 2005, but Apros and Chay has the right to prepay at any time.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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

As of December 31, 2004, the Company entered into a Modification Agreement (the "Modification Agreement," together with the Initial Loan, the "Loan") with Apros and Chay and Direct Capital regarding the aggregate sum of $60,000 which was lent by Direct Capital to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital assigned to the Company the right to receive such $60,000 from Apros and Chay. Interest accrues on such $60,000 at the annual rate of 10%. Unless there is an event of default, principal and accrued interest is due and payable by Apros and Chay to the Company on December 13, 2005. Apros and Chay has the right to prepay the amount owed to the Company at any time. The $60,000 obligation of Apros and Chay is secured by a pledge of all its outstanding share capital to the Company, and a second lien in the shares of Technoprises Ltd. held by Apros and Chay. In consideration of the Company's becoming the creditor with respect to the $60,000, Apros and Chay agreed to release the Company from its obligation to lend Apros and Chay 60% of the net proceeds from the Company's issuance of the $250,000 principal amount 8% Secured Convertible Debenture to Cornell and issued to the Company warrants to purchase an aggregate of 1,560,000 shares of Apros and Chay common stock at a purchase price of $0.10 per share. The warrants are exercisable until December 31, 2005, but the Company has the right to extend the exercise period for an additional 6 months. The value of the warrants has been deemed to be immaterial.

On September 16, 2005, the Company entered into an Assignment Agreement (the "Assignment") with Technology Spin Off Systems, LLC, a New York limited liability company ("TSOS"). Pursuant to the Assignment, the Company assigned to TSOS all of the Company's rights in the Loan.

The Company's rights under the Loan which were assigned to TSOS consisted of (i) the right to receive from Apros & Chay the aggregate principal amount of $155,000, with interest accruing at the rate of 10% annually, on December 13,

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

2005 (although the original principal amount of the Initial Loan was $96,000, $1,000 was sold by the Company to TSSS LLC as of March 17, 2005) and (ii) the Warrants to purchase 1,550,000 share of Apros & Chay at a purchase price of $0.10 per share; said warrants are exercisable until December 31, 2005, with the right of the Company to extend such time for an additional 6 months.

In consideration for the Assignment, TSOS agreed to pay the Company $250,000 as follows: (a) $50,000 in cash on the date of the Assignment; (b) $50,000 by paying on behalf of the Company the full amount due under a promissory note, dated June 28, 2005, in the principal amount of $50,000, made by the Company in favor of Gad Ichaki; and (c) $150,000 in cash by September 13, 2007, if, prior to September 13, 2007, Cornell Capital Partners, LP ("Cornell") terminated its security interest in the shares of Technoprises, LTD. If the Technoprises shares are not released from Cornell's lien by September 13, 2007, TSOS shall receive $100,000 worth of common shares of the Company at the then existing market value, but in no event less than net asset value.

The Company has recorded a discount of $21,456 on the $150,000 amount due in September 2007 to reflect the present value of the funds to be received. The discount will be amortized on a straight-line basis to interest income over the life of the loan.

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

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



NOTE 6
NOTES PAYABLE

Loans and Notes payable consist of the following:

                                                    September 30,   December 31,
                                                        2005            2004
                                                      ---------      ---------
Note payable to Direct Capital Investments Ltd.
interest accrues at 8% per annum,
due on demand                                         $      -0-     $  95,000

Note Payable to Hypothecators, interest accrues
at 15% per annum payable on the first of
each month, due June 15, 2006                           400,000        400,000

Note Payable to Elliott Rubin, interest accrues
at 12% per annum, and $2,000 is payable on the
28th day of each month                                       --        200,000

Loan payable - NY2K - Interest accrues at 8% and
is payable quarterly commencing June 7, 2005, due
on March 7, 2006                                        100,000             --

Convertible Debentures Issued to Cornell, net of
discount of $75,469 and $56,302 respectively;
$250,000 due December 6, 2006 and $250,000 due
March 1, 2007                                           424,531        193,698
                                                      ---------      ---------

                                                      $ 924,531      $ 888,698

The due date of the Company's $400,000 Note payable to Hypothecators was extended from June 15, 2005 to June 15, 2006.

The $100,000 Note which was issued by the Company to NY2K, Inc. as of March 7, 2005 was assigned by NY2K, Inc. to TSSS, Inc. Such Note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to TSSS, Inc., which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended. Subsequent to the receipt by the Company of a letter from the Staff of the Securities and Exchange Commission ("SEC") in which the Staff raised

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

questions with respect to the Company's compliance with the provisions of the Investment Company Act of 1940 applicable to business development companies, the Company and TSSS, Inc. rescinded the cancellation of the Company's $100,000 Note and issuance of 2,000,000 shares of Common Stock.

Effective June 28, 2005, the Company borrowed $50,000 from an individual payable on June 28, 2006, together with interest from the date of the loan at the rate of five percent per annum. This loan was satisfied in connection with the assignment of the Company's interest in the Apros & Chay Loan. See Note 4.

NOTE 7
INCOME TAXES

The Company's provision for income taxes for the nine months ended September 30, 2005 consisted of the following:

      U.S. Statutory Rate    15%
      State income taxes      9%
      Valuation allowance   (23%)
                            ---
                              1%

Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At September 30, 2005, the Company has approximately $ 725,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2025 for federal purposes and 2010 for state purposes.

NOTE 8
COMMITMENTS AND CONTINGENCIES

Effective July 1, 2005, the Company entered into a 2-year lease to occupy space in Great Neck, New York at a rent of $2,000 per month.

The Company has entered into oral compensation agreements with three executives terminable immediately upon notice. Pursuant to such agreements each of two of the executives are entitled to receive $5,000 per month and the third executive is entitled to receive $2,000 per month, when available. To date the Company has accrued and not paid $2,000 due pursuant to such agreements.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 9
SUBSEQUENT EVENT

As of September 30, 2005, an aggregate of $33,400 was due on the $770,000 and $600,000 notes payable to the Company from Norman LLC. Such amount was paid to the Company as of November 4, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

            On November 9, 2004, Direct Capital purchased 31,500,000 (post 1:2 reverse split) shares of our common stock, which represented 90% of our issued share capital on a fully diluted basis. On September 7, 2005, Direct Capital consummated transactions contemplated by the Investment Agreement and Shareholders Agreement (the "Investment Agreement") dated June 19, 2005 (See the Company's Report on Form 8-K filed June 22, 2005). Pursuant to such Agreement Dalia Prashkovsky, Arie Prashkovsky, Cadil International Limited and Auberry Management Limited (collectively, the "Investors") acquired from Direct Capital 2,753,274 shares of its Common Stock, representing approximately 60% of the outstanding shares of the capital stock of Direct Capital.

            Concurrent with the closing of the Investment Agreement, Direct Capital and the Investors also consummated the Shareholders' Agreement entered into on June 19, 2005 with Uri Rosin and Gunter Franz Ltd. (the "Former Controlling Shareholders"). Prior to the closing of the Investment Agreement the former controlling Shareholders owned 45.1% of the outstanding common shares of Direct Capital. Pursuant to the Shareholders' Agreement, Direct Capital granted to the Former Controlling Shareholders options to purchase 25,200,000 shares of our common stock held by Direct Capital, which amount represents approximately 66% of our Company's common stock outstanding. The exercise price of the options is $0.04127 per share, and the options are exercisable for a period of two years expiring on September 7, 2007. Also pursuant to the Shareholders Agreement, during the six month period following September 7, 2007, Direct Capital is entitled, at its option, to sell to the Former Controlling Shareholders up to a total of 28,350,000 of the shares of our common stock held by Direct Capital, which amount represents approximately 81% of our outstanding common stock. If such put option is exercised by Direct Capital, the Former Controlling Shareholders will be obligated to purchase such shares at a purchase price of $0.04127 per share. Such purchases or sales of our common stock contemplated by the Shareholders' Agreement would result in a change in shareholder in control of our operations.

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

            On August 15, 2005, we received a letter from the Staff of the Securities and Exchange Commission (the "SEC") in which the Staff raised questions with respect to our compliance with the provisions of the Investment Company Act of 1940 (the "ICA") applicable to business development companies, including whether we were engaged in business as a business development company. We responded to the Staff and are awaiting its response. We are currently considering various alternative business strategies including ceasing to act as a business development company or any other structure subject to the requirements of the ICA. In response to the concerns raised by the SEC, among other things, we suspended the offering of our shares offered under the Forms 1-E filed with the SEC on April 21, 2005 and June 24, 2005. In addition, we and the purchasers rescinded all sales of shares sold under the Form 1-E filed with the SEC on April 21, 2005. We did not sell any shares under the Form 1-E filed with the SEC on June 24, 2005.

Comparison of three months ended September 30, 2005 to three months ended September 30, 2004

         In reviewing the discussion below the reader should keep in mind the change in control of the Company and the change in the business of the Company that occurred in November 2004.

         We did not make any investments or loans during the quarter ended September 30, 2005.

         We incurred a loss of approximately $14,000 during the quarter ended September 30, 2005. During the quarter ended September 30, 2005, we had revenue of $10,000, entirely from consulting fees, in addition to interest income of $46,662. During such quarter, we incurred auditing and legal expenses of approximately $52,000, interest expense of approximately $42,000, of which $14,374 was the amortization of debt discount and $18,750 was amortization of loan costs.

         In the third quarter of 2004, we had a loss of $55,952 all of which related to our operations before we elected to be treated as a Business Development Company.

Comparison of nine months ended September 30, 2005 to nine months ended September 30, 2004

         In reviewing the discussion below the reader should keep in mind the change in control of the Company and the change in the business of the Company that occurred in November 2004.

         During the first nine months of 2005, we completed our second convertible note financing with Cornell Capital which resulted in net proceeds to us of $220,000. Of such proceeds, $100,000 was used to pay down a loan payable to NY2K and the remainder was used for working capital.

         We did not make any investments or loans during the first nine months of 2005.

         We incurred a loss of $382,576 during the nine months ended September 30, 2005. During such period we had revenues of $19,500 from consulting fees and interest income of $135,098. In the first nine months of 2005 we incurred expenses of $549,517 comprised largely of professional fees of $171,677, interest expense of $122,285, and general and administrative expenses of $195,648. In addition, we incurred a loss on investments of $50,253 during the first nine months of 2005. In addition, we had a gain on the Loan Agreement to TSS of $62,596.

         The loss of $382,576 incurred during the first nine months of 2005, when we began to operate as a business development company, exceeded by approximately $221,000 the loss of $161,917 incurred during the first nine months of 2004.

Liquidity and capital resources

We need additional financing to expand our business, to carry out our business plan and to reduce debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects. In particular, unless and until we resolve the issues raised in the letter received in August from the Staff of the SEC or determine to change the nature of our operations, our ability to raise new capital will be limited.

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
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 11, 2005


                                DCI USA, INC.

                                By: /s/  Michael Gibbs
                                    --------------------------------------------
                                                   Michael Gibbs,
                                               Chief Financial Officer




                                    /s/ Michael Gibbs
                                    --------------------------------------------
                                                  Michael Gibbs,
                                              Chief Financial Officer
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