Form 10KSB
period 2005-12-31
DCI USA, INC
filed 2006-03-31
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

[ ] Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

                        Commission file number: 000-31143

                                  DCI USA, INC.
                 (Name of small business issuer in its charter)

                Delaware                                22-3742159
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    8 Bond Street, Great Neck, New York                   11021
 (Address of principal executive offices)               (Zip code)

         Issuer's telephone number, including area code: (718) 383-5255

         Securities registered under Section 12(b) of the Exchange Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
            N/A                                        N/A

         Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock,
                            $.001 par value per share
                                (Title of class)


      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

         The issuer's revenues for its most recent fiscal year were $19,500.

         As of March 21, 2006, the aggregate market value of the issuer's common equity held by non-affiliates was $272,812, based on the closing price of $0.06 for its common stock on the OTC Bulletin Board on March 21, 2006. Approximately 36,125,035 shares of the issuer's common stock were outstanding as of March 21, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Formats (check one): Yes |_|  No |X|

                                     PART I

Cautionary Notice Regarding Forward Looking Statements

         DCI USA, Inc. (referred to herein as "we" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Registration Statement other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

         Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Risk Factors" as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Description of Business.

Summary

            As used throughout this report, the terms "DCI," the "Company," "we," "us," and "our" refer to DCI USA, Inc. We were incorporated on June 21, 2000, under the laws of the State of Delaware as Gavella Corp. As Gavella Corp., we engaged in two lines of business: owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. On November 9, 2004, Direct Capital Investments, Ltd. (sometimes referred to herein as "Direct Capital"), purchased 31,500,000 newly-issued shares of our common stock ("Common Stock") representing approximately 90% of our capital stock outstanding on a fully-diluted basis. Commencing November 9, 2004 the Company changed its focus and was engaged in lending to and investing in a real estate related opportunity. On November 19, 2004, we changed our name to DCI USA, Inc.

            On February 11, 2005, we filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). On December 5, 2005, Direct Capital voted by written consent to authorize the withdrawal of our election to be treated as a BDC. On February 22, 2006, we filed with the SEC a Notification of Withdrawal of Election to operate as a BDC. We had not achieved our goals of fully operating as a BDC and decided to cease operations as a BDC. We decided to become an operating company whose focus is to purchase or otherwise acquire real property, or other businesses, to be operated directly by us. In order to accomplish such change in business strategy, we will need significant additional financing which we may not be able to obtain.

            As of December 31, 2005, substantially all of our assets consisted of the following notes receivable which are described in more detail below. We do not have any operating assets.

--------------------------------------------------------------------------------
Loans to:                                                 Note Value:
--------------------------------------------------------------------------------
231 Norman Ave LLC        Real Estate- 12% Due 6/15/06    $600,000
--------------------------------------------------------------------------------
231 Norman Ave LLC        Real Estate- 12% Due 6/15/06    $770,000
--------------------------------------------------------------------------------
Bartram Holdings, Inc.    Real Estate- 8% Due 7/05/15     $70,000
--------------------------------------------------------------------------------
Technology Spin Off       A&C loan assignment Due         $129,044*
Systems LLC               9/13/07
--------------------------------------------------------------------------------
Total Investment                                          $1,569,044
--------------------------------------------------------------------------------

*Net of discount of $20,956.

Our Business Prior to November 9, 2004

            Prior to November 9, 2004, we had one wholly-owned subsidiary, Bartram Holdings, Inc. (sometimes referred to herein as "Bartram"). The primary asset of Bartram is an 80% indirect interest in the Spring Village Apartment Complex. Bartram owns 100% of Spring Village Holdings, Inc., which owns a 80% controlling interest in SVG Properties, L.P., a New Jersey limited partnership (the "Partnership"). The Partnership owns the 124-unit Spring Village apartment complex.

Change in Control on November 9, 2004

                  On November 9, 2004, Direct Capital purchased 31,500,000 shares of our Common Stock, which represented approximately 90% of our issued share capital on a fully diluted basis. Direct Capital is an Israeli company which is traded on the Tel Aviv Stock Exchange. In connection with such purchase we transferred to one of our shareholders 80% of our equity ownership in Bartram and retained the remaining 20%. The purchase price for such 31,500,000 shares was $900,000, consisting of: (1) an assignment to us of a promissory note made by 231 Norman Avenue, LLC, a New York limited liability company, to Direct Capital in the principal amount of $770,000; and (2) cash in the amount of $130,000, which amount we were to pay to Bartram after we received such amount from Direct Capital. Of such $130,000 cash portion, we received $100,000 from Direct Capital which was paid to Bartram. With respect to the remaining $30,000 due to us from Direct Capital, in 2005, we offset such amount against a loan obligation from us to Direct Capital. As of June 30, 2005, the Company sold its 20% ownership in Bartram back to Bartram (the "Bartram Repurchase") in consideration for a $70,000 principal amount promissory note made by Bartram and the forgiveness by Bartram of the Company's obligation to pay Bartram $30,000 upon receipt of such amount from Direct Capital.

         As a result of the Bartram Repurchase, the Company no longer holds an ownership interest in Bartram and no longer has a right to nominate a board member to Bartram which it previously had. In connection with the Bartram Repurchase, Bartram issued to the Company options to purchase shares of Bartram common stock as follows: 3,000,000 shares at the exercise price of $.05 per share, such option expiring June 30, 2008; 1,000,000 shares at the exercise price of $.075 per share, such option expiring June 30, 2009; and 1,000,000 shares at the exercise price of $.10 per share, such option expiring June 30, 2010. Also in connection with the Bartram Repurchase, the Company issued to Bartram an option, expiring June 30, 2007, to purchase 300,000 shares of the Company's Common Stock at the exercise price per share equal to the per share asset value of the Company at the time of exercise but not less than $0.50 per share. Currently the Company attributes no value to the aforementioned options to purchase shares of Bartram.

            The $70,000 principal amount promissory note issued by Bartram to the Company in connection with the Bartram Repurchase provides for simple interest accruing at 8% per year and a maturity date of July 5, 2015 on which date all principal and accrued interest are payable. The first interest payment on the $70,000 note is due on July 5, 2007, and no payments are permitted to be made under the $70,000 note prior to July 5, 2007. After July 5, 2007, interest is payable quarterly until the maturity date. Any payments due under the $70,000 note may be paid by Bartram by transferring to the Company shares of the Company's Common Stock held by Bartram. For this purpose, each share of the Company's Common Stock is to have a fixed value of $0.225 per share.

231 Norman Avenue

         The Company holds two promissory notes made by 231 Norman Avenue, LLC ("Norman LLC"), an entity controlled by the former Chairman and CEO of the Company, one in the principal amount of $770,000 the other in the principal amount of $600,000. The $770,000 Note was originally made by Norman LLC to Direct Capital and was assigned by Direct Capital to the Company to satisfy $770,000 of the $900,000 purchase price for the 31,500,000 shares of the Company's newly-issued Common Stock acquired by Direct Capital. The $770,000 Note, which was due and payable on June 15, 2005 and extended to June 15, 2006, provides for quarterly payments of only interest at an annual interest rate of 12%.

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

            Norman Property LLC is a New York limited liability company which owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005 Norman Property LLC consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue is the conversion of the existing commercial use building into approximately 68 lofts to be sold as condominiums. It is anticipated that this project will be completed by the end of 2006.

Loan to Apros and Chay MB Ltd.

         On September 16, 2005, the Company entered into an Assignment Agreement (the "Assignment") with Technology Spin Off Systems, LLC, a New York limited liability company ("TSOS"). Pursuant to the Assignment, the Company assigned to TSOS all of the Company's rights in the Apros and Chay Loan, described below.

         The Company's rights under such Loan which were assigned to TSOS consisted of (i) the right to receive from Apros & Chay the aggregate principal amount of $155,000, with interest accruing at the rate of 10% annually, on December 13, 2005 (although the original principal amount of the Initial Loan was $96,000, $1,000 was sold by the Company to TSSS LLC as of March 17, 2005) and (ii) the Warrants to purchase 1,550,000 share of Apros & Chay at a purchase price of $0.10 per share; said warrants are exercisable until December 31, 2005, with the right of the Company to extend such time for an additional 6 months.

         In consideration for the Assignment, TSOS agreed to pay the Company $250,000 as follows: (a) $50,000 in cash on the date of the Assignment; (b) $50,000 by paying on behalf of the Company the full amount due under a promissory note, dated June 28, 2005, in the principal amount of $50,000, made by the Company in favor of Gad Ichaki; and (c) $150,000 in cash by September 13, 2007, if, prior to September 13, 2007, Cornell Capital Partners, LP (sometimes referred to herein as "Cornell") terminated its security interest in the shares of Technoprises, LTD. If the Technoprises shares are not released from Cornell's lien by September 13, 2007, TSOS shall receive $100,000 worth of common shares of the Company at the then existing market value, but in no event less than net asset value.

            The Company has recorded a discount of $21,456 on the $150,000 amount due in September 2007 to reflect the present value of the funds to be received. The discount will be amortized on a straight-line basis to interest income over the life of the loan.

         On December 13, 2004, the Company entered into a Loan Agreement (the "Initial Loan") with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of such Loan Agreement, the Company lent Apros and Chay $96,000. Interest accrued at the rate of 10%.

         In connection with the Apros and Chay loan, the Company received a warrant to purchase 960,000 shares of Apros and Chay at a purchase price of $0.10 per share. The warrants were exercisable until December 13, 2005, but the Company had the right to extend the exercise period for an additional 6 months. The value of these warrants had been deemed to be immaterial.

         On April 6, 2005, the Company informed Apros and Chay that the Company's loan to Apros and Chay was in default. The default occurred as a result of the change in management of Apros and Chay.

         As of December 31, 2004, the Company entered into a Modification Agreement (the "Modification Agreement," together with the Initial Loan, the "Loan") with Apros and Chay and Direct Capital regarding the aggregate sum of $60,000 which was lent by Direct Capital to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital assigned to the Company the right to receive such $60,000 from Apros and Chay. Interest accrued on such $60,000 at the annual rate of 10%.

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

            In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, we agreed to issue Newbridge Securities Corporation 166,667 shares of our Common Stock.

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

            Currently, management does not believe that the Company will exercise its rights under the Standby Equity Distribution Agreement and intends to seek to negotiate with Cornell for the right to satisfy the debentures due Cornell by issuing shares of the Company's Common Stock to Cornell.

Employees

         We currently do not have any employees other than our officers.

Risk Factors

         The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of the Common Stock could decline significantly.

We Are No Longer A BDC

         We are no longer a business development company and our plan of operations is not clearly defined. We intend to invest in real estate opportunities but whether we actually do so will depend upon opportunities that become available to us and the availability of adequate financing. We cannot be sure that attractive investment opportunities will become available to us or that we will have the funds to make such investments if they do become available.

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

Our Common Stock is Quoted on the Over-the-Counter Bulletin Board, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

         Our common stock is currently quoted on the OTC Bulletin Board (the "OTCBB") where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for to sell our shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

Our Largest Stockholder Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and His Interests May Differ From Other Stockholders

         Jonathan Ilan Ofir, our Chairman and CEO, owns 28,350,000 shares of our Common Stock and has the option to purchase an additional 3,150,000 shares from Direct Capital. He has beneficial ownership of approximately 87% of our outstanding Common Stock as of March 21, 2006. Mr. Ofir, therefore, has the ability to appoint our Board of Directors. Accordingly, Mr. Ofir may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Ofir may differ from the interests of the other stockholders.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

         Currently, our only assets are those represented by the promissory notes discussed above, including our right to acquire a 30% interest in 231 Norman Avenue Property Development, LLC. Although we anticipate receiving net proceeds from these assets sufficient to satisfy our obligations, there is no assurance as to when or whether these proceeds will be received. Even if we receive proceeds sufficient to satisfy our obligations, upon the sale or the liquidation of Norman Property LLC we will have no ongoing business operations. We intend to use the net proceeds derived from our current holdings and such additional funds as we may raise through the issuance of debt or equity securities to acquire real estate or other businesses. There can be no assurance that we will be successful in our efforts to acquire any real estate or operating business or, if acquired, that any such business or project will prove to be profitable.

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

         As of March 21, 2006, there were 36,125,035 shares of our Common Stock outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock of which 200,000 shares of Series A Preferred are outstanding. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock. As a result of our contractual agreement to register $5,000,000 of shares of Common Stock on behalf of Cornell Capital and the shares of Common Stock underlying two convertible debentures and 200,000 shares of Series A Preferred Stock held by Cornell, there are a significant amount of shares which we have to issue to Cornell. We cannot predict the actual number of shares of Common Stock that will be issued to Cornell pursuant to these convertible debentures and the Series A Preferred Stock held by Cornell. The purchase price of the shares to be issued upon conversion of the convertible debentures and the Series A Preferred Stock will fluctuate based on prevailing market conditions.

Item 2.      Description of Property.

            The Company leases office space at 8 Bond Street, Great Neck, New York at a rent of $2,000 per month pursuant to a two-year lease which commenced on July 1, 2005.

Item 3.      Legal Proceedings.

         Not Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

         In December 2005, our majority shareholder consented in writing, without a meeting, to the withdrawal of our election to be treated as a Business Development Company. On or about January 4, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter and, on February 22, 2006, we filed with the SEC a Notification of Withdrawal of Election to operate as a BDC.

                                     PART II



Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol "DCIU". The prices set forth below reflect the quarterly high and low sale information for shares of our Common Stock during the period since the Common Stock began trading. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

--------------------------------------------------------------------------------
2005 Quarter Ended            High Price                Low Price
--------------------------------------------------------------------------------
12/31/2005                    $0.05                     $0.04
--------------------------------------------------------------------------------
9/30/2005                     0.10                      0.05
--------------------------------------------------------------------------------
6/30/2005                     0.75                      0.05
--------------------------------------------------------------------------------
3/31/2005                     0.75                      0.05
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
2004 Quarter Ended            High Price                Low Price
--------------------------------------------------------------------------------
12/31/2004                    $0.20                     $0.06
--------------------------------------------------------------------------------
9/30/2004                     0.50                      0.12
--------------------------------------------------------------------------------
6/30/2004                     0.50                      0.12
--------------------------------------------------------------------------------
3/31/2004                     0.50                      0.16
--------------------------------------------------------------------------------

         As of March 27, 2006, there were approximately 418 holders of record of our Common Stock.

          Our Common Stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

                  We have not declared or paid any cash dividends on our Common Stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

         The following table provides information as of December 31, 2005 about our equity compensation arrangements. We did not have any equity compensation arrangements as of December 31, 2005.


                                                                                 (c)
                                                                                 Number of securities
                                                                                 remaining available
                                                                                 for future
                                    (a)                     (b)                  issuance
                                    Number of securities    Weighted-average     under equity
                                    to be issued upon       exercise price of    compensation
                                    exercise of             outstanding          plans (excluding
                                    outstanding options,    options, warrants    securities reflected
Plan Category                       warrants and rights     and rights           in column (a))
-------------------------------     --------------------    -----------------    -------------------------
Equity compensation  plans
approved by security holders                 -0-                   -0-                     -0-
-------------------------------     --------------------    -----------------    -------------------------
Equity compensation plans not
approved by security holders                 -0-                   -0-                     -0-
-------------------------------     --------------------    -----------------    -------------------------

Total                                        -0-                   -0-                     -0-
===============================     ====================    =================    =========================


         Recent Sales of Unregistered Securities

         As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the "Ofir Note") is filed as Exhibit 10.30 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. We believe that our issuance of the Ofir Note, and our issuance of the shares of our Common Stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) the Securities Act of 1933, as amended.

Item 6.      Management's Discussion and Analysis or Plan of Operations.

         Plan of Operations

         We intend to make investments in real estate and possibly other business. In order to do so, we will need additional financing which we may not be able to obtain.

         Financial Condition and Results of Operations

         We believe that a comparison of our results of operations from 2005 with our results of operations from 2004 can be misleading because our business and management completely changed as of November 9, 2004. In reviewing the discussion below the reader should keep in mind such change in control and change in the business that occurred in November 2004.

Comparison of the results of operations: year ended December 31, 2005 to year ended December 31, 2004

         We incurred a net loss of $463,435 during the year ended December 31, 2005 compared to a net loss of $51,187 during the year ended December 31, 2004. Our total expenses increased from $135,722 in 2004 to $675,931 in 2005 primarily because (1) of increased professional fees and general and administrative expenses resulting from (a) our election to operate as a business development company, and (b) our engaging in a number of transactions to raise funds, to make investments and to restructure existing investments and borrowings, which transactions were complex in nature relative to the dollar amounts involved; (2) of increased interest expenses during 2005 relating to our debts which we did not have prior to November 9, 2004; and (3) we paid total fees to our directors of $56,250 in 2005 but did not pay them fees in 2004.

         Our total revenues increased to a total of $115,618, from $84,535 in 2004 to $200,153 in 2005, but this increase was more than offset by our $540,209 increase in expenses from 2004 to 2005. We had business operations through Bartram prior to November 2004 but, after November 9, 2004, we engaged primarily in managing investments. For this reason, our operating revenues decreased from $69,300 in 2004 to $19,500 in 2005 and our interest income increased from $15,235 in 2004 to $180,653 in 2005.

         In 2005, we recorded a gain on loan assignment of $62,596 in connection with our assignment of the Apros and Chay Loan to Technology Spin Off Systems, LLC. Also in 2005, we recorded a net loss on investment of $50,253 in connection with the sale of our 20% ownership interest in Bartram back to Bartram.

         Liquidity and Capital Resources

         Our cash as of December 31, 2005 was $5,877. We believe that we will be able to meet our cash requirements during 2006 principally through loans from our Chairman. We expect to incur legal, administrative and consulting and auditing fees of approximately $300,000 during 2006.

         We will need additional financing to expand our business, to carry out our business plan and to reduce our debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

         As of December 31, 2005, our notes payable consist of the following:

                                                                    December 31,
                                                                       2005
                                                                    -----------
Note Payable to Hypothecators, interest accrues
at 15% per annum payable on the first of
each month, due June 15, 2006                                       $400,000

Loan payable - TSSS, Inc. - Interest accrues at 8% and
is payable quarterly commencing June 7, 2005, due
on March 7, 2006                                                     100,000

Convertible Debentures Issued to Cornell, net of
discount of $61,096; $250,000 due December 6,
2006 and $250,000 due March 1, 2007                                  438,904
                                                                    --------
                                                                    $938,904

         Of such $938,904, as of December 31, 2005, $722,448 was current obligations and $216,456 was non-current obligations.

         The $100,000 TSSS, Inc. note referenced above was originally issued by the Company to NY2K, Inc. as of March 7, 2005. The note was assigned by NY2K, Inc. to TSSS, Inc. Such note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to TSSS, Inc., which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended. Subsequent to the receipt by the Company of a letter from the Staff of the Securities and Exchange Commission ("SEC") in which the Staff raised questions with respect to the Company's compliance with the provisions of the Investment Company Act of 1940 applicable to business development companies, the Company and TSSS, Inc. rescinded the cancellation of the Company's $100,000 note and issuance of 2,000,000 shares of Common Stock. The due date of the note of March 7, 2006 has been extended by TSSS, Inc. pending discussions between TSSS, Inc. and the Company to cancel the note in exchange for the issuance of shares of Common Stock to TSSS, Inc.

         We expect that the amounts we derive from the promissory notes held by us, including the interest in Norman Property LLC that we have the right to acquire, will be sufficient to enable us to satisfy our outstanding indebtedness. Such amounts may not, however, be realized in time to enable us to satisfy our obligations timely or to pay our ongoing operating expenses. To enable us to satisfy certain of our obligations pending the receipt of the proceeds of our current assets, our Chairman has agreed to lend us up to $300,000 on a revolving basis at the interest rate of 8% per year. We believe that such amount will enable us to meet our cash needs for 2006. See Item 5, "Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities - Recent Sales of Unregistered Securities".

Item 7.      Financial Statements.

         The financial information required by this item is set forth beginning on page F-1 following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A.  Controls and Procedures.

         Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

         There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date or during the fourth quarter of 2005.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth information with respect to the directors and executive officers of the Company.

Name of Individual          Age         Position with the Company
------------------------    ---         ----------------------------------------

Jonathan Ilan Ofir           42         Chairman and Chief Executive Officer
Michael Gibbs                69         Chief Financial Officer
Marc Narboni                 47         Director
Gregory Bitterman            44         Director
Seth Yakatan                 34         Director


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

            Michael Gibbs, our Chief Financial Officer since March 11, 2005, was also a director from February 11, 2005 until March 11, 2005. Mr. Gibbs is the President of Page Mill Corporation, a. business consulting firm, which he began in 1971. Since 1999, Mr. Gibbs has consulted to certain privately owned businesses, including the largest freight airline in Florida. From September 1996 to April 1999, he was President, Chief Executive Officer and Chairman of the Board of Directors of Compass Plastics Corporation and its predecessor, a manufacturer of television and computer cabinets and related items. Mr. Gibbs began his business career in 1964 with the international business consulting firm of Booz Allen & Hamilton and spent five years as Vice President of Corporate Planning for ReLiance Holdings Corporation (formerly, Leasco Corporation), a New York Stock Exchange company, before becoming an independent entrepreneur and business advisor in 1973. For the past 32 years, Mr. Gibbs has served as a financial and business advisor to third parties in the identification, financing, acquisition and operation of approximately 45 businesses, and has participated as a principal stockholder, executive officer and director in certain of such businesses. Mr. Gibbs received a BS degree in Engineering from the University of Alabama in 1957 and a Masters degree in Industrial Management from New York Polytechnic Institute in 1965.

            Marc Narboni, a director of the Company since February 11, 2005, studied Talmudic law at a yeshiva in Jerusalem from March 2000 through September 2001. From April 2001 until present Marc serves as co-founder and Chief Executive Officer of Einsof capital, an investment company which invests in real estate and equities. He also holds a BA in hotel and business management. Mr. Narboni is a member of our audit committee.

            Gregory Bitterman, a director of the Company since February 11, 2005, has been of counsel to the law firm of Aron J. Broder and Jonathon Reiter, where he focuses on plaintiff litigation. Mr. Bitterman has been of counsel at such firm since 1992.. Mr Bitterman received a law degree from Case Western University School of law in 1985. Mr. Bitterman is a member of our audit committee.

            Seth Yakatan, a director of the Company, worked with Union Bank of California, N.A., in the media and telecommunications group from June 1996 until April 2001. While there, he completed numerous debt financings while placing subordinated debt and private equity into several portfolio companies on behalf of the bank. Since April 2001 as a Co-Founder of Katan, Mr. Yakatan has successfully managed sell-side M&A engagements for companies in the Life Science space. Mr. Yakatan holds a MBA in Finance from the University of California, Irvine and a BA in History and Public Affairs from the University of Denver. Mr. Yakatan is a member of our audit committee.

Audit Committee Financial Expert

            Our Audit Committee consists of the following members: Messrs. Narboni, Bitterman and Yakatan. Mr. Yakatan is our audit committee financial expert and is "independent" as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance.

            Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year ended December 31, 2005, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to
Section 12 of the Exchange Act have filed all forms on a timely basis. All other Forms 3, 4, and 5 and any amendments thereto, were filed on a timely basis.

Item 10.  Executive Compensation.

         The following table provides certain information about the compensation which we paid to our Chief Executive Officer and other officers who were paid at least $100,000 in 2005.

                                                                                         Long Term Compensation
                                                                        -----------------------------------------------------------
                                Annual Compensation                       Awards                      Payouts
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal    Year   Salary ($)    Bonus ($)     Other Annual   Restricted    Securities      LTIP         All Other
Position                                                 Compensation   Award(s)      Under-Lying     Payouts ($)  Compensation
                                                         ($)                          Options/
                                                                                      SARs(#)
------------------------------------------------------------------------------------------------------------------------------------
Jonathan Ilan Ofir    2005   0             $0            $15,000 (1)    $0            $0              $0           $0
                      2004   0              0             0              0             0               0            0
                      2003   0              0             0              0             0               0            0

(1) Consists of consulting fees which we paid to Mr. Ofir in 2005.

Incentive Plans

         We have not adopted any stock option or incentive plans.

                        Option Grants in Last Fiscal Year

         In 2005, we did not grant any options to purchase shares of Common Stock to our officers or directors.

                    Option Grants In Last Fiscal Year (2005)


                                                   Number of         % of
                                                  Securities     Total Options
                                                  Underlying      Granted to
                                                    Options      Employees in      Exercise         Expiration
                                         Year     Granted(1)      Fiscal Year        Price             Date
                                         ----     ----------      -----------        -----             ----
Not Applicable.......................    2005        -0-              -0-             N/A               N/A


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

         During 2005, none of our officers or directors exercised any options to purchase shares of Common Stock and they did not hold any stock options as of December 31, 2005. The following table sets forth, for our officers and directors, the number and value of vested and unvested options held as of December 31, 2005 and the value of any in-the-money stock options, vested and unvested, as of such date.

                        Option Value at December 31, 2005

                                           Number of Securities
                                          Underlying Unexercised                 Value of Unexercised In-The-Money
                                       Options at December 31, 2005                Options at December 31, 2005
                                      -------------------------------              ------------------------------
                                       Exercisable     Unexercisable                Exercisable    Unexercisable
                                       -----------     -------------                -----------    -------------
Not Applicable...................           -0-            -0-                          N/A             N/A

The last sale price of the Common Stock was $0.04 on December 30, 2005.

Employment Agreements.

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         We have 36,125,035 shares of Common Stock outstanding as of March 21, 2006. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 21, 2006 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

Officers, Directors                                                                              Percentage
and 5% Stockholders                         Title of Class                   No. of Shares        Ownership
-------------------                         --------------                   -------------        ---------
 Jonathan Ilan Ofir                             Common                      31,500,000 (1)(2)       87.4%
 Direct Capital Investments, Ltd.               Common                      3,150,000 (2)           8.7%
 Gregory Bitterman                              Common                      0                       0
 Michael Gibbs                                  Common                      0                       0
 Zvika Greengold                                Common                      0                       0
 Marc Narboni                                   Common                      0                       0
 Seth Yakatan                                   Common                      0                       0
 All directors and executive officers           Common                      31,500,000              87.4%
 as a group (6 persons)

----------------

(1) As of March 24, 2006, Mr. Ofir acquired 28,350,000 shares of our Common Stock from Uri Rosin and Gunter Frantz, Ltd. ("Gunter Frantz") pursuant to an Assignment and Assumption of contract ("Assignment and Assumption of Contract") whereby Mr. Ofir assumed the obligations of Mr. Rosin and Gunter Frantz under a Share Sale Agreement dated February 1, 2006 ("the Share Sale Agreement"). The purchase price of $1,170,004 (or $0.04127 per share) is required to be paid by Mr. Ofir by December 31, 2007. The right to purchase such 28,350,000 shares from Direct Capital Investments, Ltd. had been held by Mr. Rosin and Gunter Frantz, the former controlling shareholders of Direct Capital Investments, Ltd., pursuant to the Share Sale Agreement. Mr. Rosin and Gunter Frantz, however, assigned all of the rights and obligations under the Share Sale Agreement to Mr. Ofir. Mr. Rosin is Mr. Ofir's father in-law.

(2) With respect to the 3,150,000 shares of our Common Stock still held by Direct Capital Investments, Ltd., (i) the holder has the right, from December 31, 2007 to June 30, 2008, to require Mr. Ofir to purchase such shares for the aggregate price of $130,000 (or $0.04127 per share); and
      (ii) Mr. Ofir has the right, from February 1, 2006 to June 30, 2008, to require the holder to sell such shares to him for the aggregate price of $390,000 (or $0.1238 per share).


         The address of each individual listed in the foregoing table is c/o the Company at 8 Bond Street, Great Neck, New York 11021. The address of Direct Capital Investments, Ltd. is 52 Menachem Begin Street, Tel-Aviv, Israel 67137.

Item 12.  Certain Relationships and Related Transactions.

         Simultaneously with the purchase of the 31,500,000 shares by Direct Capital on November 9, 2004, Harry J. Santoro directly or indirectly contributed a 49% limited partnership interest in SVG Properties, L.P. to Bartram in exchange for 12,000,000 post-reverse split shares of Bartram common stock. At the closing on November 9, 2004, there were 15,000,000 shares of common stock outstanding in Bartram on a fully-diluted basis; the Company owned 3,000,000 shares of common stock, representing 20% of the outstanding stock of Bartram on a fully-diluted basis and Harry J. Santoro owned 12,000,000 shares of common stock, representing 80% of the outstanding stock of Bartram.

         Bartram owns 100% of Spring Village Holdings, Inc. ("SVH"), which owns 80% of SVG Properties, L.P. ("SVG"). SVG owns the Spring Village Apartment Complex. Immediately prior to the November 9, 2004 closing, SVG distributed cash and/or promissory notes (the "Distribution") to its then existing limited partners, in proportion to their ownership, in an amount sufficient to reduce the adjusted net book value of Bartram to approximately $1,000,000, calculated assuming the real estate was valued at $5,575,000, the appraised value of the real estate as of August 26, 2003, and after giving effect to the Subscription Agreement pursuant to which Direct Capital acquired 31,500,000 shares of our Common Stock.

         SVG entered into a management agreement with H. James Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex, plus reimbursement of certain expenses. Such agreement, as modified, is currently in effect, and may be terminated when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with New York Community Bank ("NYCB"). Pursuant to the agreements with NYCB including the First Mortgage and Security Agreement, such mortgage shall become immediately due and payable at the option of NYCB if (i) the control, management, or operation of the Property, or any part thereof, is transferred to any individual or entity other than Spring Village Holdings, Inc., the Corporate General Partner, or (ii) the control of Spring Village Holdings, Inc. is transferred to any individual or other entity other than Bartram, or (iii) the control of Bartram is transferred to any individual or entity other than Harry
J. Santoro. H. James Santoro, Inc. also provided management and administrative services to us prior to November 9, 2004. H. James Santoro, Inc. received in 2004 and 2003, respectively, $150,000 and $117,000 for such services. Mr. Santoro owned 100% of H. James Santoro, Inc. up to December 31, 2003. As Gavella Corp., we acquired H. James Santoro, Inc. for nominal consideration on January 1, 2004.

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

         It should be noted that none of the individuals involved in the transactions described above currently serves as an officer or director of the Company.

         On November 9, 2004, Direct Capital Investments, Ltd. purchased 31,500,000 shares of our Common Stock. Pursuant to such transaction we owed Direct Capital $95,000, which was payable on demand.

         On December 16, 2004, we entered into a Loan Agreement with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director, but who no longer serves as an officer or director of ours. Pursuant to the terms of the Loan Agreement, we lent Apros and Chay $96,000. On December 31, 2004, we entered into a Modification Agreement with Apros and Chay and Direct Capital Investments, Ltd. regarding the aggregate sum of $60,000 which was lent by Direct Capital Investments, Ltd. to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital Investments, Ltd. assigned to us the right to receive from Apros and Chay the $60,000. Interest shall accrue on said amount at the annual rate of 10%. Unless there is an event of default, principal and accrued interest is due and payable by Apros and Chay to us on December 13, 2005. Apros and Chay has the right to prepay the amount owed to us at any time. The obligation of Apros and Chay is secured by a pledge of all its outstanding share capital to us, and a second pledge in the shares of Technoprises Ltd. held by Apros and Chay. In consideration of us lending Apros and Chay $60,000, Apros and Chay agreed to release us from our obligation to lend them 60% of the net proceeds of the $250,000 which we were to receive from Cornell Capital Partners, L.P. In connection with the $60,000 loan, we received warrants to purchase an aggregate of 1,560,000 shares of Apros and Chay at a purchase price of $0.10 per share. We have this right until December 31, 2005, but we have the right to extend such time for an additional 6 months. The value of these warrants has been deemed to be immaterial. Apros and Chay was notified in April 2005 that the loan was in default.

         The following transactions were completed on November 29, 2004 and November 30, 2004 with 231 Norman Avenue Property Development, LLC and/or 231 Norman Avenue, LLC. Norman Avenue, LLC owned 60% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC at the time of these transactions. David Yerushalmi, then our Chairman and Chief Executive Officer, owned 58.3% of 231 Norman Avenue, LLC, together with an unaffiliated third party. Mr. Yerushalmi no longer serves as an officer or director of ours. The transactions described below were approved by our Board of Directors, with Mr. Yerushalmi recusing himself from the vote thereof. Our management believes that all such transactions are on terms at least as favorable as could be obtained from unrelated third parties.

         On November 29, 2004, we executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which we assumed a payment obligation of 231 Norman Avenue Property Development, LLC to Hypothecators Mortgage Company in the original principal amount of $400,000. In consideration, we received from 231 Norman Avenue Property Development, LLC $400,000 cash. The principal amount of $400,000 is due and payable on June 15, 2006. Interest on such amount accrues at the rate of 15% per annum, and is payable on the first day of each month until maturity.

         On November 29, 2004, we executed with 231 Norman Avenue Property Development, LLC an Assignment of Obligations under Promissory Note and Indemnification Agreement, pursuant to which we assumed the payment obligation of 231 Norman Avenue Property Development, LLC to Elliot Rubin in the original principal amount of $200,000. In consideration, we received from Norman Avenue Property Development, LLC $200,000 cash. The principal amount of $200,000 is due and payable on October 28, 2005. Interest on such amount accrues at the rate of 12% per annum, and $2,000 is payable on the 28th day of each month until maturity. On March 7, 2005, we satisfied in full our obligation to Elliot Rubin using proceeds from a $100,000 loan from NY2K, Inc., a New York business service company, and $100,000 which was received from Cornell pursuant to our previous agreement with Cornell. The loan from NY2K, Inc. is payable March 7, 2006. Interest accrues on said amount at the simple interest rate of 8%, and is payable every quarter commencing June 7, 2005.

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

         As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the "Ofir Note") is filed as Exhibit 10.30 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum.

Item 13. Exhibits.

-------------------------------------------------------------------------------------------------------------------------
    Exhibit No.                          Description                      Where Found
-------------------------------------------------------------------------------------------------------------------------
                                                                          Form 10-SB, filed with the SEC on July 25, 2000
                                                                          and filed with the Schedule 14C filed on
        3.1          Articles of Incorporation, as amended                October 13, 2004
-------------------------------------------------------------------------------------------------------------------------
                                                                          Form 10-SB, filed with the SEC on July 25,
        3.2          Bylaws                                               2000
-------------------------------------------------------------------------------------------------------------------------
                     Subscription Agreement dated November 9, 2004,       8-K, filed with the SEC on November 10, 2004
                     from Direct Capital Investments, Ltd. to Gavella
       10.1          Corp.
-------------------------------------------------------------------------------------------------------------------------
                     Distribution Agreement dated November 9, 2004        8-K, filed with the SEC on November 10, 2004
       10.2          between Gavella Corp. and Bartram Holdings, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Voting Agreement dated November 9, 2004 among        8-K, filed with the SEC on November 10, 2004
                     Gavella Corp., Bartram Holdings, Inc. and Harry
       10.3          J. Santoro
-------------------------------------------------------------------------------------------------------------------------
                     Assignment of Obligations under Promissory Note      8-K, filed with the SEC on December 3, 2004
                     and Indemnification Agreement, dated November 29,
                     2004, by and between DCI USA, Inc. and 231 Norman
                     Avenue Property Development, LLC relating to
       10.4          Hypothecators Mortgage Company.
-------------------------------------------------------------------------------------------------------------------------
                     Assignment of Obligations under Promissory Note      8-K, filed with the SEC on December 3, 2004
                     and Indemnification Agreement, dated November 29,
                     2004, by and between DCI USA, Inc. and 231 Norman
                     Avenue Property Development, LLC relating to
       10.5          Elliot Rubin.
-------------------------------------------------------------------------------------------------------------------------
                     Modification and Consent Agreement dated November    8-K, filed with the SEC on December 3, 2004
                     29, 2004 by and between Hypothecators Mortgage
                     Company, DCI USA, Inc., 231 Norman Avenue Property
                     Development, LLC, 231 Norman Avenue, LLC and the
       10.6          other signatories thereto.
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                     Modification  and Consent  Agreement  dated          8-K, filed with the SEC on December 3, 2004
                     November 29, 2004 by and  between  Elliot  Rubin,
                     DCI USA,  Inc.,  231  Norman Avenue Property
                     Development,  LLC, 231 Norman Avenue, LLC and the
       10.7          other signatories thereto.
-------------------------------------------------------------------------------------------------------------------------
                     Loan  Agreement dated November 30, 2004,             8-K, filed with the SEC on December 3, 2004
                     between DCI USA, Inc., as Lender, and 231 Norman
       10.8          Avenue, LLC, as Borrower.
-------------------------------------------------------------------------------------------------------------------------
                     Modification Agreement dated November 30, 2004,      8-K, filed with the SEC on December 3, 2004
       10.9          between 231 Norman Avenue, LLC and DCI USA, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Standby Equity Distribution Agreement dated as       8-K, filed with the SEC on December 16, 2004
                     of December 13, 2004 between Cornell Capital
       10.10         Partners, LP and DCI USA, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Registration Rights Agreement dated as of            8-K, filed with the SEC on December 16, 2004
                     December 13, 2004 by and between Cornell
       10.11         Capital  Partners,  LP and DCI USA, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Escrow Agreement dated as of December 13, 2004       8-K, filed with the SEC on December 16, 2004
                     by DCI USA, Inc., Cornell Capital Partners, LP
       10.12         and David Gonzalez, PC
-------------------------------------------------------------------------------------------------------------------------
                     Placement Agent Agreement dated as of December       8-K, filed with the SEC on December 16, 2004
                     13, 2004 between DCI USA, Inc., Cornell Capital
       10.13         Partners, LP  and Newbridge Securities Corporation
-------------------------------------------------------------------------------------------------------------------------
                     Loan Agreement dated as of December 13, 2004,        8-K, filed with the SEC on December 16, 2004
                     between DCI USA, Inc., as borrower, and Apros and
       10.14         Chay MB Ltd., as lender
-------------------------------------------------------------------------------------------------------------------------
                     8% Secured Convertible Debenture issued by DCI       8-K, filed with the SEC on December 16, 2004
                     USA, Inc. to Cornell Capital Partners, LP in
       10.15         the principal amount of $250,000
-------------------------------------------------------------------------------------------------------------------------
                     Securities Purchase Agreement dated as of            8-K, filed with the SEC on December 16, 2004
                     December 13, 2004 between Cornell Capital
       10.16         Partners,  LP and DCI USA, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Investor Registration Rights Agreement               8-K, filed with the SEC on December 16, 2004
                     dated as of December 13, 2004 by and between
       10.17         Cornell Capital Partners, LP and DCI  USA, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Security Agreement dated as of December 13,          8-K, filed with the SEC on December 16, 2004
                     2004 by DCI USA, Inc. and Cornell Capital
       10.18         Partners, LP
-------------------------------------------------------------------------------------------------------------------------
                     Collateral Assignment of Contract Rights, dated      8-K, filed with the SEC on December 16, 2004
                     as of December 13, 2004 by DCI USA, Inc. and
       10.19         Cornell  Capital Partners, LP
-------------------------------------------------------------------------------------------------------------------------
                     Stock Pledge Agreement dated as of December 13,      8-K, filed with the SEC on December 16, 2004
                     2004 between Cornell Capital Partners,  LP and
       10.20         Apros and Chay MB Ltd.
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                     Escrow Agreement dated as of December 13, 2004       8-K, filed with the SEC on December 16, 2004
                     by DCI USA, Inc., Cornell Capital Partners, LP
       10.21         and David Gonzalez, PC
-------------------------------------------------------------------------------------------------------------------------
                     Certificate of Designation of Series A Preferred     8-K, filed with the SEC on December 16, 2004
       10.22         Stock
-------------------------------------------------------------------------------------------------------------------------
                     Modification Agreement dated as of December 31,      8-K, filed with the SEC on January 6, 2005
                     2004 among DCI USA, Inc., Direct Capital
       10.23         Investments, Ltd. and Apros and Chay MB Ltd.
-------------------------------------------------------------------------------------------------------------------------
                     Demand Promissory Note dated as of December 31,      8-K, filed with the SEC on January 6, 2005
                     2004 by DCI USA, Inc. in the original principal
                     amount of $95,000 payable to Direct Capital
       10.24         Investments, Ltd.
-------------------------------------------------------------------------------------------------------------------------
                     Letter Agreement dated as of February 7, 2005,       8-K, filed with the SEC on February 14, 2005
                     between DCI USA, Inc. and Cornell Capital
       10.25         Partners, LP
-------------------------------------------------------------------------------------------------------------------------
                     Secured Debenture dated as of March 1, 2005 in       8-K, filed with the SEC on March 7, 2005
                     the original principal amount of $250,000
                     issued by DCI USA, Inc. to Cornell Capital
       10.26         Partners L.P.
-------------------------------------------------------------------------------------------------------------------------
                     Note dated March 7, 2005 between DCI USA, Inc.       8-K, filed with the SEC on March 15, 2005
       10.27         and NY2K, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Forebearance and Modification Agreement dated        Form 10-KSB, filed with the SEC on April 15,
                     as of March 31, 2005 by and between 231 Norman       2005
       10.28         Avenue, LLC and DCI USA, Inc.
-------------------------------------------------------------------------------------------------------------------------
                     Promissory Note, dated as of July 5, 2005, from      Form 10-Q/A filed with the SEC on August 29,
                     Bartram Holdings, Inc. to the Company in the         2005
       10.29         amount of $70,000.
-------------------------------------------------------------------------------------------------------------------------
                     Convertible Promissory Note, dated as of March 1,    Filed herewith
                     2006, from DCI USA, Inc. to Jonathan Ilan Ofir in
      10.30*         the amount of up to $300,000.
-------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Executive Officer required    Filed  herewith
      31.1*          by Rule 13a-14(a) under the Exchange Act.
-------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Financial Officer required    Filed  herewith
      31.2*          by Rule 13a-14(a) under the Exchange Act.
-------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Executive Officer pursuant    Filed herewith
                     to 18 U.S.C. Section 1350, as adopted pursuant to
       32.1*         Section 906 of Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Financial Officer pursuant    Filed herewith
                     to 18 U.S.C. Section 1350, as adopted pursuant to
       32.2*         Section 906 of Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------

Numbers with (*) indicate exhibits that are filed herewith.


Item 14.  Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

         Since January 27, 2005, Seligson & Giannattasio LLP has been serving as our principal accountant. Prior to that date, Haefele, Flanagan & Co., P.C. was our principal accountant. During fiscal year 2005 and fiscal year 2004, the aggregate fees which were billed to us by our principal accounting firm for professional services were as follows:

------------------------------------------------------------------------------
                                             Fiscal Year Ended
------------------------------------------------------------------------------
                                 December 31, 2005     December 31, 2004
------------------------------------------------------------------------------
Audit Fees                       $  73,719                     $25,800
------------------------------------------------------------------------------
Audit-Related Fees               $     -0-                     $6,000
------------------------------------------------------------------------------
Tax Fees                         $1,000                        $8,500
------------------------------------------------------------------------------
All Other Fees                   $     -0-                      $ -0-
------------------------------------------------------------------------------


         During 2005, we made total payments of $27,569 to Seligson & Giannattasio LLP.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

         As of December 31, 2005, we did not have a formal documented pre-approval policy for the fees of our principal accountant.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DCI USA, INC.

Date: March 26, 2006                    By:  /s/ Jonathan Ilan Ofir
                                             ------------------------------
                                             Jonathan Ilan Ofir
                                             Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                              Date
---------                                              ----

/s/  Jonathan Ilan Ofir                                March 26, 2006
-----------------------------------------------
Jonathan Ilan Ofir
Chairman and Chief Executive Officer

/s/  Michael Gibbs                                     March 26, 2006
-----------------------------------------------
Michael Gibbs
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/  Marc Narboni                                      March 26, 2006
-----------------------------------------------
Marc Narboni
Director

/s/ Gregory Bitterman                                  March 26, 2006
-----------------------------------------------
Gregory Bitterman
Director

                                                       March __, 2006
-----------------------------------------------
Seth Yakatan
Director

          REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and
Board of Directors
DCI USA, Inc.

We have audited the accompanying balance sheet of DCI USA, Inc. as of December 31, 2005, the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DCI USA, Inc. as of December 31, 2005, and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




Seligson & Giannattasio, LLP
White Plains, NY
March 24, 2006

                                  DCI USA, INC
                                 BALANCE SHEETS
                               DECEMBER 31, 2005


ASSETS

  Current Assets:

Cash                                                         $      5,877
Prepaid expense                                                    12,502
Interest receivable - related party                                 5,857
Notes receivable - related party                                1,370,000
Deferred loan costs                                                41,548
                                                             -------------
  Total current assets                                          1,435,784

Noncurrent notes receivable, net of discount                      201,750
                                                             -------------
            Total assets                                     $  1,637,534
                                                             =============
LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Current Liabilities:

Loan payable - Hypothicators                                 $    400,000
Loan Payable - TSSS                                               100,000
Accounts payable                                                  109,644
Accrued interest                                                   62,548
Accrued expenses                                                    9,167
Convertible debentures net of discount of $27,552
   current portion                                                222,448
                                                             -------------
  Total current liabilities                                       903,807

Convertible debentures net of discount of $33,544
   noncurrent portion                                             216,456
                                                             -------------
            Total Liabilities                                   1,120,263
                                                             -------------
Stockholders' Equity

Preferred Stock, par value $.001,
   Authorized 1,000,000 shares
   Series A Preferred, 200,000 shares authorized
   200,000 issued and outstanding                                     200

Common stock, par value $.001,
   100,000,000 shares authorized, 36,125,035
   shares outstanding                                              36,125

Additional paid-in-capital                                      1,822,532

Retained deficit                                               (1,341,586)
                                                             -------------
            Total stockholders' equity                            517,271
                                                             -------------
            Total liabilities and stockholders'
              equity                                         $  1,637,534
                                                             =============

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC
                            STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                                 2005               2004
Operating Income

Revenue                                                     $      19,500   $      69,300
Interest income                                                   180,653          15,235
                                                            -------------   --------------

             Total income                                         200,153          84,535
                                                            -------------   --------------
Expenses:

General & administrative expense                                  235,491          69,109
Interest expense                                                  163,882          15,858
Professional fees                                                 216,651          49,755
Director fees                                                      56,250               -
Income taxes                                                        3,657           1,000
                                                            -------------   --------------

             Total expenses                                       675,931         135,722
                                                            -------------   --------------

Loss from operations                                             (475,778)        (51,187)
                                                            -------------   --------------

Other Income:

(Gain) on loan assignment                                         (62,596)
Net (gain)/loss on investment                                      50,253              --
                                                            -------------   --------------

             Total Other Income                                   (12,343)             --
                                                            -------------   --------------
             Net loss                                            (463,435)        (51,187)

             Dividends on preferred shares                         (9,167)             --
                                                            -------------   --------------
             Net loss available to common stockholder       $    (472,602)  $     (51,187)
                                                            =============   ==============
Basic and Diluted
Loss per share available to common shareholder                     ($0.01)         ($0.00)
                                                            =============   ==============

Weighted average number of
Common Stock outstanding                                       35,998,665      10,399,657
                                                            =============   ==============

The accompanying notes are an integral part of these financial statements.

                                 DCI USA, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                              Preferred Stock              Common Stock             Additional      Accumulated
                                            Shares      Amount         Shares        Amount      Paid-in Capital      Deficit
Balance, January 1, 2004                       --       $   --       6,000,000      $  6,000       $   746,950     $ (1,360,413)

Issuance of common stock
  before 9/30/04                               --           --         750,000           750            73,750               --

Adjustment to reflect
  divestiture of Bartram                       --           --      (3,249,965)       (3,250)           (6,593)         547,363

Issuance of common stock,
  net of costs, DCI
  acquisition                                  --           --      31,500,000        31,500           853,500               --

Issuance of preferred
  stock as commitment
  fee                                     200,000          200              --            --           199,800               --

Beneficial conversion
  feature of convertible
  debt                                         --           --              --            --            57,500               --

Costs related to standby
  equity agreement                             --           --              --            --          (215,000)              --

Net loss                                       --           --              --            --                --          (55,934)
                                       ----------------------------------------------------------------------------------------

Balance, December 31, 2004                200,000          200      35,000,035        35,000         1,709,907         (868,984)

Shares issued to officers
  and former officers                          --           --       1,125,000         1,125            55,125               --

Beneficial conversion
  feature of convertible
  debt                                         --           --              --            --            57,500               --

Dividends on preferred stock                                                                                             (9,167)

Net loss                                       --           --              --            --                --         (463,435)
                                       ----------------------------------------------------------------------------------------

Balance, December 31, 2005                200,000       $  200      36,125,035      $ 36,125       $ 1,822,532    $  (1,341,586)
                                       ========================================================================================


The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                            STATEMENTS OF CASH FLOWS


                                                                        YEAR ENDED DECEMBER 31,
                                                                       2005                  2004

      Operating activities:
      Net loss                                                    $   (463,435)          $   (51,187)
        Adjustments to reconcile net loss to net
          cash flows from operating activities
           Amortization of loan costs                                   40,000                 3,452
          Stock issuance for services                                   56,250                     -
          Gain on loan assignment                                      (62,596)                    -
          (Gain)/Loss on investments                                    50,253                 4,747
          Amortization of discounts                                     52,708                 1,198
      Changes in operating assets and liabilities
                 Prepaid expenses                                      (12,502)                    -
                 Interest receivable                                    (2,118)              (15,235)
                 Accounts payable & accrued expense                    153,127                16,405
                                                                  ------------           -----------

         Net cash flows from operating activities                     (188,313)              (40,620)
                                                                  ------------
                                                                                         -----------

      Investing activities:

      Proceeds from sale of investments                                131,000                    --
      Acquistions of common stock                                           --              (155,000)
      Bartram divestiture                                                   --              (425,587)
      Loans to third parties                                                --              (926,000)
                                                                  ------------           -----------

         Net cash flows from Investing activities                      131,000            (1,506,587)
                                                                  ------------           -----------

      Financing activities:

      Repayment of mortgage notes payable                                   --                    --
      Proceeds from Convertible debentures                             250,000               250,000
      Proceeds from Loan                                               100,000                95,000
      Payment of loan to related party                                 (95,000)                   --
      Payment of loan                                                 (200,000)                   --
      Issuance of common stock, net                                         --             1,159,500
      Costs related to equity agreement                                                     (215,000)
      Deferred loan costs                                              (30,000)              (55,000)
                                                                  ------------           -----------

         Net cash flows from financing activities                       25,000             1,234,500
                                                                  ------------           -----------

      Decrease in cash and cash equivalents                            (32,313)             (312,707)

      Cash, beginning                                                   38,190               350,897
                                                                  ------------           -----------

      Cash, ending                                                $      5,877           $    38,190
                                                                  ============           ===========

      Supplemental disclosure of cash flow Information:
                 Interest Paid                                    $     49,926           $    15,398
                                                                  ============           ===========
                 Income Taxes Paid                                $      3,657           $        --
                                                                  ============           ===========


The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

         On February 14, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In February 2006, the Company withdrew its election in order to pursue other interests.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

         Revenues earned by the Company prior to the divestiture of 80% of Bartram (see Note 4) include rental income and fees earned from tenants for late charges, laundry income and revenue from other housing related services. Subsequent to the divestiture, revenues have been derived primarily from the lending of funds and consist primarily of investment income.

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2005 the Company had no cash balances in excess of federally insured limits.

NOTES RECEIVABLE

         The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. The allowance for loan losses at December 31, 2005 and 2004 was zero.

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


DEFERRED LOAN COSTS

         Deferred financing costs, consisting primarily of debt issuance costs and debt issuance discounts, are amortized using the straight-line method over the term of the related debt. Amortization of debt issuance expense of $40,000 and $1,146 for the years ended December 31, 2005 and 2004, respectively, is included in general and administrative expenses. Amortization of discounts for beneficial conversion features of certain debt of $52,708 for the year ended December 31, 2005 is reflected in interest expense.

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

         Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the years ended December 31, 2005 and 2004.

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

NET LOSS PER SHARE

         Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were potentially dilutive common shares outstanding on December 31, 2005 relating to the potential conversion of the Series A Preferred Stock.

FAIR VALUE

         The Company's financial instruments consist primarily of cash, notes receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short maturity of these instruments. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


TREATMENT OF HOLDINGS IN BARTRAM

         On November 9, 2004, the Company transferred 80 percent of its interest in Bartram Holdings, Inc. ("Bartram") to one shareholder. As a result, the Company's ownership in Bartram was reduced to 20%. As of June 30, 2005, the Company sold its 20% ownership in Bartram back to Bartram in consideration for being issued by Bartram a $70,000 principal amount promissory note and the forgiveness by Bartram of the Company's obligation to pay Bartram $30,000 upon receipt of such amount from Direct Capital. (Reference is made to Note 4 for further information.)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This new standard is effective for periods beginning after December 15, 2005. The Company has not awarded or granted any share-based compensation to date and, therefore, the adoption of this standard is not expected to have any effect on the Company's financial position or results of operations until such time as share-based compensation is granted.

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

NOTE 3 NOTES RECEIVABLE TO AFFILIATES

         The Company holds a promissory note made by 231 Norman Avenue, LLC ("Norman LLC"), an entity controlled by the former Chairman and CEO of the Company, in the principal amount of $770,000. The $770,000 Note was originally made by Norman LLC to Direct Capital and was assigned by Direct Capital to the Company to satisfy $770,000 of the $900,000 purchase price which Direct Capital owed to the Company as of November 9, 2004 for 31,500,000 (post reverse split) shares of the Company's newly-issued common stock. The $770,000 Note, which was due and payable on June 15, 2005 and extended to June 15, 2006, provides for quarterly payments of only interest at an annual interest rate of 12%.

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

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


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

         Norman Property LLC is a New York limited liability company engaged in owning, developing and operating income producing real property. Norman Property LLC owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, Norman Property LLC consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue, the conversion of the existing building to a condominium, is anticipated to be completed by the end of 2006.

On December 13, 2004, the Company entered into a Loan Agreement (the "Initial Loan") with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which is affiliated with Adam Ofek, who was then our President, Chief Financial Officer and a director. Pursuant to the terms of such Loan Agreement, the Company lent Apros and Chay $96,000. Interest accrued at the rate of 10%. As security for this loan, Apros and Chay hypothecated all its outstanding share capital to the Company, agreed not to issue any shares or convertible securities and granted the Company a second pledge in its shares in Technoprises Ltd.

         In connection with the Apros and Chay loan, the Company received a warrant to purchase 960,000 shares of Apros and Chay at a purchase price of $0.10 per share. The warrants were exercisable until December 13, 2005, but the Company had the right to extend the exercise period for an additional 6 months. The value of these warrants was deemed to be immaterial.

         On April 6, 2005, the Company informed Apros and Chay that the Company's loan to Apros and Chay was in default. The default occurred as a result of the change in management of Apros and Chay.

As of December 31, 2004, the Company entered into a Modification Agreement (the "Modification Agreement," together with the Initial Loan, the ("Loan") with Apros and Chay and Direct Capital regarding the aggregate sum of $60,000 which was lent by Direct Capital to Apros and Chay. Pursuant to the Modification Agreement, Direct Capital assigned to the Company the right to receive such $60,000 from Apros and Chay. Interest accrues on such $60,000 at the annual rate of 10%.

         On September 16, 2005, the Company entered into an Assignment Agreement (the "Assignment") with Technology Spin Off Systems, LLC, a New York limited liability company ("TSOS"). Pursuant to the Assignment, the Company assigned to TSOS all of the Company's rights in the Loan.

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


         The Company's rights under the Loan which were assigned to TSOS consisted of (i) the right to receive from Apros & Chay the aggregate principal amount of $155,000, with interest accruing at the rate of 10% annually, on December 13, 2005 (although the original principal amount of the Initial Loan was $96,000, $1,000 was sold by the Company to TSSS LLC as of March 17, 2005) and (ii) the Warrants to purchase 1,550,000 share of Apros & Chay at a purchase price of $0.10 per share; said warrants are exercisable until December 31, 2005, with the right of the Company to extend such time for an additional 6 months.

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

NOTE 4 INVESTMENT IN BARTRAM

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

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 NOTES PAYABLE

         Loans and Notes payable consist of the following at December 31, 2005:

Note Payable to Hypothecators, interest accrues
at 15% per annum payable on the first of
each month, due June 15, 2006                                     $  400,000

Loan payable - TSSS - Interest accrues at 8% and
is payable quarterly commencing June 7, 2005, due
on March 7, 2006                                                     100,000

Convertible Debentures Issued to Cornell, net of
discount of $61,096; $250,000 due December 6,
2006 and $250,000 due
March 1, 2007                                                        438,904
                                                                  ----------


                                                                     938,904
Less: current maturities                                             722,448
                                                                  ----------

Non-current portion                                               $  216,456
                                                                  ==========

         The $100,000 Note which was issued by the Company to NY2K, Inc. as of March 7, 2005 was assigned by NY2K, Inc. to TSSS, Inc. Such Note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to TSSS, Inc., which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended. Subsequent to the receipt by the Company of a letter from the Staff of the Securities and Exchange Commission ("SEC") in which the Staff raised questions with respect to the Company's compliance with the provisions of the Investment Company Act of 1940 applicable to business development companies, the Company and TSSS, Inc. rescinded the cancellation of the Company's $100,000 Note and issuance of 2,000,000 shares of Common Stock.

         Effective June 28, 2005, the Company borrowed $50,000 from an individual payable on June 28, 2006, together with interest from the date of the loan at the rate of five percent per annum. This loan was satisfied in connection with the assignment of the Company's interest in the Apros & Chay Loan. See Note 3.

CORNELL DEBENTURE

On December 6, 2004, the Company entered into a Securities Purchase Agreement whereby the Company issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. and the Company agreed to issue a second $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. within five business days of filing a registration statement with the Securities and Exchange Commission. In consideration for issuing the $250,000 principal amount convertible debenture, Cornell Capital Partners paid us net proceeds of $180,000 in cash. The outstanding $250,000 principal amount convertible debenture bears interest at 8%, matures two years from the date of issuance, and is convertible into our common stock, at the holder's option, at the lower of: (a) $.074 or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or all of the outstanding debenture at a price equal to $0.072. To secure prompt and complete payment and performance of all the obligations under the Securities Purchase Agreement and all related agreements, the Company granted Cornell Capital Partners, L.P. a security interest in all our assets. In addition, Apros and Chay, Ltd. pledged to Cornell Capital Partners all of its shares (a total of 48,500,000 shares) in Technoprises Ltd., an Israeli company. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $57,500. The beneficial conversion feature is reflected as a discount on the debentures and is being amortized as additional interest expense over the term of the debenture.

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


On March 1, 2005, the Company received from Cornell net proceeds of $220,000 in consideration of our issuance of a second 8% Secured Convertible Debenture in the original principal amount of $250,000. The debenture has a term of two years, accrues interest at 8% and is convertible into common stock at a price per share equal to the lesser of (a) $0.36 per share, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or all of the outstanding debenture at a price equal to $0.35 per share. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $57,500. The beneficial conversion feature is reflected as a discount on the debentures and is being amortized as additional interest expense over the term of the debenture.

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


NOTE 6 STOCKHOLDERS' EQUITY

PREFERRED STOCK

On December 6, 2004, upon the execution of the Standby Equity Distribution agreement with Cornell Capital Partners, the Company issued 200,000 shares of Series A Preferred Stock to Cornell Capital as a commitment fee. Holders of the Series A Preferred Stock are entitled to receive an annual 5% dividend payable semi-annually. The 5% dividend may be paid in either cash or shares of our common stock in the discretion of the Board of Directors. In the event of a dissolution or liquidation of the Company's business, the Series A Preferred Stock ranks senior to the Company's common stock and all other classes of equity securities that may be outstanding which by their terms do not rank senior to the Series A Preferred Stock, and the Series A Preferred Stock is subordinate and ranks junior to all debt. The Company has the right to redeem the Series A Preferred Stock at a price of $1 per share plus an annual premium of 5%. The Series A Preferred Stock is convertible into shares of our common stock at conversion ratios equal to the lesser of: (a) $1, or (b) $1 and all accrued but unpaid dividends divided by the average closing bid price of our common stock as quoted by Bloomberg L.P. for 20 trading days immediately preceding the conversion notice date. Dividends totaling approximately $9,000 have accrued on these shares as of December 31, 2005.

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 INCOME TAXES

         The Company's provision for income taxes consisted of the following:

                                                   Year Ended December 31,
                                                  2005                2004
                                                  ----                ----

     U.S. Statutory Rate                           34%                 34%
     State income taxes                             9                   9
     Valuation allowance                          (43)                (43)
                                                  ----                ----

                                                    0%                  0%
                                                  ====                ====

         Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

         Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2005, the Company had approximately $645,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2025 for federal purposes and 2010 for state purposes. The Company has reported a valuation allowance of approximately $277,000.

NOTE 7 COMMITMENTS AND CONTINGENCIES

         Effective July 1, 2005, the Company entered into a 2-year lease to occupy space in Great Neck, New York at a rent of $2,000 per month.

         Future minimum lease payments are as follows:

         Year Ended December 31,
         2006                                     $24,000
         2007                                      12,000
                                                  -------

                                                  $36,000
                                                  =======

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 SUBSEQUENT EVENTS


PROMISSORY NOTE FROM CHAIRMAN

         As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the "Ofir Note") is filed as Exhibit 10.30 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. We believe that our issuance of the Ofir Note, and our issuance of the shares of our Common Stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) the Securities Act of 1933, as amended.

ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER

As of March 24, 2006, Mr. Ofir acquired 28,350,000 shares of our Common Stock from Uri Rosin and Gunter Frantz, Ltd. ("Gunter Frantz") pursuant to an Assignment and Assumption of contract ("Assignment and Assumption of Contract") whereby Mr. Ofir assumed the obligations of Mr. Rosin and Gunter Frantz under a Share Sale Agreement dated February 1, 2006 ("the Share Sale Agreement"). The purchase price of $1,170,004 (or $0.04127 per share) is required to be paid by Mr. Ofir by December 31, 2007. The right to purchase such 28,350,000 shares from Direct Capital Investments, Ltd. had been held by Mr. Rosin and Gunter Frantz, the former controlling shareholders of Direct Capital Investments, Ltd., pursuant to the Share Sale Agreement. Mr. Rosin and Gunter Frantz, however, assigned all of the rights and obligations under the Share Sale Agreement to Mr. Ofir. Mr. Rosin is Mr. Ofir's father in-law. With respect to the 3,150,000 shares of our Common Stock still held by Direct Capital Investments, Ltd., (i) the holder has the right, from December 31, 2007 to June 30, 2008, to require Mr. Ofir to purchase such shares for the aggregate price of $130,000 (or $0.04127 per share); and (ii) Mr. Ofir has the right, from February 1, 2006 to June 30, 2008, to require the holder to sell such shares to him for the aggregate price of $390,000 (or $0.1238 per share).