Form 10QSB
period 2006-03-31
DCI USA, INC
filed 2006-05-15
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-31143

                                  DCI USA, INC.
           (Exact name of small business as specified in its charter)

            Delaware                                           22-3742159
   (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification Number)


                    8 Bond Street, Great Neck, New York 11021
                    (Address of principal executive offices)

                                 (718) 383-5255
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes __ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 36,125,035 shares of Common Stock, $.001 per share, as of May 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes __ No _X_

                                  DCI USA, INC.

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------

                  PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements........................................................       2

                  Balance Sheets as of March 31, 2006 (unaudited) and
                  December 31, 2005 (audited).................................................       2

                  Statements of Operations for the three
                  month periods ended March 31, 2006 (unaudited) and March 31, 2005
                  (unaudited).................................................................       3

                  Statements of Cash Flows for the three
                  month periods ended March 31, 2006 (unaudited) and March 31, 2005
                  (unaudited).................................................................       4

                  Notes to Financial Statements...............................................       5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................       8

Item 3.           Controls and Procedures.....................................................      12

                  PART II. OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities.....................................      13

Item 4.           Submission of Matters to a Vote of Security Holders.........................      13

Item 5.           Other Information...........................................................      13

Item 6.  Exhibits and Reports on Form 8-K.....................................................      14

SIGNATURES....................................................................................      15

                          PART I. FINANCIAL INFORMATION
                                  DCI USA, INC.
                                 BALANCE SHEETS

ASSETS
                                                                           March 31, 2006     December 31, 2005
                                                                             (Unaudited)
Current Assets:
Cash                                                                          $     2,970        $     5,877

Prepaid expense                                                                     8,998             12,502

Interest receivable - related party                                                 6,725              5,857

Notes receivable- related party                                                 1,370,000          1,370,000

Deferred loan costs                                                                30,923             41,548
                                                                              -----------        -----------


                        Total current assets                                    1,419,616          1,435,784


Noncurrent notes receivable, net of discount                                      204,397            201,750
                                                                              -----------        -----------

                        Total assets                                          $ 1,624,013        $ 1,637,534
                                                                              ===========        ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Loan payable - Hypothicators                                                  $   400,000        $   400,000

Loan Payable - TSSS                                                               100,000            100,000

Accounts payable                                                                   69,982            109,644

Accrued interest                                                                   69,461             62,548

Dividends payable                                                                   9,167              9,167
Current portion of convertible debentures net of
  discount of $46,719 and $ 27,552                                                453,281            222,448
                                                                              -----------        -----------


                        Total  current liabilities                              1,101,891            903,807

Convertible Note Payable - officer                                                 60,000                 --

Noncurrent portion of convertible debentures net of discount of $33,544                --            216,456
                                                                              -----------        -----------


                        Total liabilities                                       1,161,891          1,120,263
                                                                              -----------        -----------

STOCKHOLDERS' EQUITY

Preferred Stock, par value $.001,
   Authorized 1,000,000 shares
   Series A Preferred, 200,000 shares authorized
   200,000 issued and outstanding                                                     200                200

Common stock, par value $.001,
   100,000,000 shares authorized, 36,125,035
    shares outstanding                                                             36,125             36,125


Additional paid-in-capital                                                      1,822,532          1,822,532


Retained deficit                                                               (1,396,735)        (1,341,586)
                                                                              -----------        -----------
                        Total stockholders' equity
                                                                                  462,122            517,271
                                                                              -----------        -----------
                        Total liabilities and stockholders' equity            $ 1,624,013        $ 1,637,534
                                                                              ===========        ===========

              The accompanying notes are an integral part of these
                             financial statements.

                                  DCI USA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended   Three Months Ended
                                           March 31, 2006       March 31, 2005

Income

Interest income                             $     44,565        $     45,000
                                            ------------        ------------

               Total income                       44,565              45,000
                                            ------------        ------------

Expenses:


General & administrative expense                  39,701              35,511

Interest expense                                  41,288              37,441

Professional fees                                 18,725             105,920

Management fees                                       --              60,156
                                            ------------        ------------


               Total expenses                     99,714             239,028
                                            ------------        ------------


Loss from operations                             (55,149)           (194,028)
                                            ------------        ------------

Other Income and (expense) :

Net loss on investment                                --             (11,330)
                                            ------------        ------------

               Total Other Income and
               (expense)                              --             (11,330)
                                            ------------        ------------

               Net loss                     $    (55,149)       $   (205,358)
                                            ============        ============


Basic and Diluted
Loss per share                              ($      0.00)       ($      0.01)
                                            ============        ============

Weighted average number of
Common Stock outstanding                      36,125,035          32,361,146
                                            ============        ============


              The accompanying notes are an integral part of these
                             financial statements.

                                  DCI USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                           2006             2005

Operating activities:
Net loss                                                $ (55,149)       $(205,358)
  Adjustments to reconcile net loss to net
    cash flows from operating activities
     Amortization of loan costs                            10,625            8,125
    Stock issuance for services                                --           60,156
    Amortization of discounts                              14,375            9,583
Changes in operating assets and liabilities
              Prepaid expenses                              3,504               --
              Interest receivable                            (868)         (38,000)
              Accounts payable & accrued expense          (35,394)          58,696
                                                        ---------        ---------

   Net cash flows from operating activities               (62,907)        (106,798)
                                                        ---------        ---------
Investing activities:

Loss on Bartram Holdings                                       --           11,330
Loans to third parties                                         --            1,000
                                                        ---------        ---------


   Net cash flows from Investing activities                    --           12,330
                                                        ---------        ---------

Financing activities:

Proceeds from Convertible debentures                           --          250,000
Proceeds from Loan                                         60,000          100,000

Payment of loan to related party                               --          (44,750)

Payment of loan                                                --         (200,000)

Deferred loan costs                                            --          (30,000)
                                                        ---------        ---------

   Net cash flows from financing activities                60,000           75,250
                                                        ---------        ---------

Decrease in cash and cash equivalents                      (2,907)         (19,218)

Cash, beginning                                             5,877           38,190
                                                        ---------        ---------

Cash, ending                                                2,970        $  18,972
                                                        =========        =========

Supplemental disclosure of cash flow Information:
              Interest Paid                             $      --        $  18,540
                                                        =========        =========
              Income Taxes Paid                         $      --        $     455

                                                        =========        =========

              The accompanying notes are an integral part of these
                             financial statements.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 NATURE OF OPERATIONS AND BASIS OF PRESENTATION

      DCI USA, Inc. (referred to herein as "we" or the "Company"), formerly known as Gavella Corp. ("Gavella"), was incorporated on June 21, 2000 in the State of Delaware. Until November 9, 2004, the Company was engaged in owning and operating income producing real estate and investing in and providing consulting services to small, established companies with defined growth plans. On November 9, 2004, the Company executed a Subscription Agreement with Direct Capital Investments, Ltd. ("Direct Capital") pursuant to which, among other things, Direct Capital purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represented 90% of the then outstanding common stock ("Common Stock") of the Company on a fully-diluted basis. Direct Capital is an Israeli company which is traded on the Tel Aviv Stock Exchange.(See Note 4.) Commencing November 9, 2004, the Company changed its focus and engaged in lending to and investing in real estate related and other opportunities. On November 19, 2004, the Company changed its name to DCI USA, Inc. from Gavella Corp.

      On February 14, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). In February 2006, the Company withdrew its election in order to pursue other interests.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

      Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the quarter ended March 31, 2006.


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

      In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets. The Company is required to apply this statement to non-monetary exchanges after December 31, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections, which is a replacement of APB Opinion No. 20 and SFAS No. 3. This new Standard applies to all voluntary changes in accounting principles and certain other changes where transition rules are not prescribed. The Statement requires retroactive restatement to prior periods for changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effects of the change. The Statement is effective for all fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a significant effect on the Company.

NOTE 3 CONVERTIBLE NOTE PAYABLE- OFFICER

      As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note (the "Ofir Note") in the principal amount of up to $300,000. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. As of March 31, 2006, $60,000 was outstanding under the Ofir Note.

NOTE 4 ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER

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

Item 2. Management's Discussion and Analysis or Plan of Operation

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

      Comparison of the results of operations: quarter ended March 31, 2006 to quarter ended March 31, 2005

      Our total income for the quarter ended March 31, 2006 was $44,565, almost unchanged from our total income of $45,000 for the quarter ended March 31, 2005. Total income consisted solely of interest income earned from our notes receivable from related parties.

      Our general and administrative expenses did not change significantly and was $39,701 for the quarter ended March 31, 2006 and $35,511 for the quarter ended March 31, 2005. Interest expense also did not change significantly and was $41,288 for the quarter ended March 31, 2006 compared with $37,441 for the quarter ended March 31, 2005. The increase is due primarily from the Company incurring additional debt during 2005.

      Professional fees decreased from $105,920 for the quarter ended March 31, 2005 to $18,725 for the quarter ended March 31, 2006. We incurred significant legal and accounting fees during the quarter ended March 31, 2005 because we began to operate as a Business Development Company. During the quarter ended March 31, 2006, we withdrew as a BDC, thereby no longer having to incur legal and accounting expenses for complying with the rules and regulations applicable to BDCs.

      Management fees were $60,156 for the quarter ended March 31, 2005, paid in shares of Common Stock valued at $0.05 per share, but we did not incur management fees for the quarter ended March 31, 2006.

      As a result primarily of the reductions in professional fees and management fees from the first quarter of 2005 to the first quarter of 2006, our total expenses were reduced and our total loss from operations was reduced from $194,028 to $55,149 during such periods.

Liquidity and Capital Resources

      Our cash as of March 31, 2006 was $2,970. We believe that we will be able to meet our cash requirements during 2006 principally through loans from our Chairman. We expect to incur legal, administrative and consulting and auditing fees of approximately $300,000 during 2006.

      We will need additional financing to expand our business, to carry out our business plan and to reduce our debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

      As of March 31, 2006, our notes payable consisted of the following:

                                                                     March 31, 2006
                                                                     --------------
Note Payable to Hypothecators, interest accrues at 15%                  $  400,000
per annum payable on the first of each month, due June
15, 2006

Loan payable - TSSS, Inc. - Interest accrues at 8% and is payable quarterly commencing June 7, 2005, due on March
7, 2006                                                                    100,000

Convertible Debentures Issued to Cornell, net of discount
of $46,719; $250,000 due December 6, 2006 and $250,000
due March 1, 2007                                                          453,281

Convertible Note Payable - Officer- Interest
accrues at 8%, due March 1, 2008                                            60,000
                                                                        ----------
                                                                        $1,013,281


      Included in the $1,013,281 figure, above, is $953,281 which is considered current obligations as of March 31, 2006.

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

      We expect that the amounts we derive from the promissory notes held by us, including the interest in 231 Norman Avenue Property Development, LLC ("Norman Property LLC") that we have the right to acquire, will be sufficient to enable us to satisfy our outstanding indebtedness. Norman Property LLC has received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums. We may not, however, realize the amounts we are owed, or be able to cash out any LLC interests which we may acquire, in time to enable us to satisfy our obligations timely or to pay our ongoing operating expenses. To enable us to satisfy certain of our obligations pending the receipt of the proceeds of our current assets, our Chairman has agreed to lend us up to $300,000 on a revolving basis at the interest rate of 8% per year. We believe that such amount will enable us to meet our cash needs for 2006.

Impact of Inflation

      Inflation has not had a material effect on our results of operations.


Forward Looking Statements

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Our Common Stock is Quoted on the Over-the-Counter Bulletin Board, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

      Our common stock is currently quoted on the OTC Bulletin Board where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for to sell our shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

Our Largest Stockholder Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and His Interests May Differ From Other Stockholders

      Jonathan Ilan Ofir, our Chairman and CEO, owns 28,350,000 shares of our Common Stock and has the option to purchase an additional 3,150,000 shares from Direct Capital. He has beneficial ownership of approximately 87% of our outstanding Common Stock as of March 31, 2006. Mr. Ofir, therefore, has the ability to appoint our Board of Directors. Accordingly, Mr. Ofir may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Ofir may differ from the interests of the other stockholders.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

      Currently, our only assets are those represented by the promissory notes listed in the Schedule of Investments, above, including our right to acquire a 30% interest in 231 Norman Avenue Property Development, LLC. Although we anticipate receiving net proceeds from these assets sufficient to satisfy our obligations, there is no assurance as to when or whether these proceeds will be received. Even if we receive proceeds sufficient to satisfy our obligations, upon the sale or the liquidation of Norman Property LLC we will have no ongoing business operations. We intend to use the net proceeds derived from our current holdings and such additional funds as we may raise through the issuance of debt or equity securities to acquire real estate or other businesses. There can be no assurance that we will be successful in our efforts to acquire any real estate or operating business or, if acquired, that any such business or project will prove to be profitable.

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

      As of March 31, 2006, there were 36,125,035 shares of our Common Stock outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock of which 200,000 shares of Series A Preferred are outstanding. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock. As a result of our contractual agreement to register $5,000,000 of shares of Common Stock on behalf of Cornell Capital Partners and the shares of Common Stock underlying two convertible debentures and 200,000 shares of Series A Preferred Stock held by Cornell, there are a significant amount of shares which we have to issue to Cornell. We cannot predict the actual number of shares of Common Stock that will be issued to Cornell pursuant to these convertible debentures and the Series A Preferred Stock held by Cornell. The purchase price of the shares to be issued upon conversion of the convertible debentures and the Series A Preferred Stock will fluctuate based on prevailing market conditions.

Item 3. Controls and Procedures

      As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

      As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note (the "Ofir Note") in the principal amount of up to $300,000. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. As of March 31, 2006, $60,000 was outstanding under the Ofir Note.

      We believe that our issuance of the Ofir Note, and issuance of the shares of our Common Stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 4. Submission of Matters to a Vote of Security Holders

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


Item 5. Other Information

CHANGES IN CONTROL OF REGISTRANT

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
                          Section 906 of the Sarbanes-Oxley Act  of 2002
                          (18 U.S.C. 1350).

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 12, 2006

                               DCI USA, INC.

                               By: /s/ Jonathan Ilan Ofir
                                   -------------------------
                                   Jonathan Ilan Ofir,
                                   Chief Executive Officer


                                   /s/ Michael Gibbs
                                   ------------------
                                   Michael Gibbs,
                                   Chief Financial Officer
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