Form 10QSB
period 2006-06-30
DCI USA, INC
filed 2006-08-14
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-31143

                                  DCI USA, INC.
           (Exact name of small business as specified in its charter)

            Delaware                                     22-3742159
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Approximately 37,975,684 shares of Common Stock, $.001 per share, as of August 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  DCI USA, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements .......................................          2

         Balance Sheets as of June 30, 2006 (unaudited) and
         December 31, 2005 (audited) ................................          2

         Statements of Operations for the three month and six
         month periods ended June 30, 2006 (unaudited) and June 30,
         2005 (unaudited) ...........................................          3

         Statements of Cash Flows for the six
         month periods ended June 30, 2006 (unaudited) and June 30,
         2005 (unaudited) ...........................................          4

         Notes to Financial Statements ..............................          5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................          9

Item 3.  Controls and Procedures ....................................         15

         PART II. OTHER INFORMATION

Item 6.  Exhibits ...................................................         16

SIGNATURES ..........................................................         17

                          PART I. FINANCIAL INFORMATION
                                  DCI USA, INC.
                                 BALANCE SHEETS

                                                          June 30, 2006   December 31, 2005
                                                          -------------   -----------------
                                                           (Unaudited)
ASSETS
Current Assets:
Cash                                                       $    46,410       $     5,877
Prepaid expense                                                  7,155            12,502
Interest receivable- related party                               6,775             5,857
Notes receivable- related party                              1,370,000         1,370,000
Deferred loan costs                                             20,298            41,548
                                                           -----------       -----------
    Total current assets                                     1,450,638         1,435,784
Noncurrent notes receivable, net of discount                   207,074           201,750
                                                           -----------       -----------
    Total assets                                           $ 1,657,712       $ 1,637,534
                                                           ===========       ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Loan payable - Hypothicators                               $   400,000       $   400,000
Loan Payable - TSSS                                            100,000           100,000
Loan payable - Ichaki                                          100,000                --
Accounts payable                                                60,618           109,644
Accrued interest                                               113,125            62,548
Dividends payable                                                9,167             9,167
Current portion of convertible debentures net of
  discount of $32,344 and $27,552                              454,156           222,448
                                                           -----------       -----------
    Total  current liabilities                               1,137,066           903,807
Convertible note payable - officer                              60,000                --
Noncurrent portion of convertible debentures net of
  discount of $33,544                                               --           216,456
                                                           -----------       -----------
    Total liabilities                                        1,297,066         1,120,263
                                                           -----------       -----------
STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001,
  Authorized 1,000,000 shares
  Series A Preferred, 200,000 shares authorized
  none and 200,000 issued and outstanding, respectively             --               200
Common stock, par value $.001,
  100,000,000 shares authorized, 37,975,684
  and 36,125,035 shares outstanding, respectively               37,639            36,125
Additional paid-in-capital                                   1,834,719         1,822,532
Retained deficit                                            (1,511,712)       (1,341,586)
                                                           -----------       -----------
    Total stockholders' equity                                 360,646           517,271
                                                           -----------       -----------
    Total liabilities and stockholders'
      equity                                               $ 1,657,712       $ 1,637,534
                                                           ===========       ===========

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months    Three Months     Six Months      Six Months
                                       Ended           Ended           Ended           Ended
                                   June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                   -------------   -------------   -------------   -------------
Income                              $         --    $      9,500    $         --    $      9,500
Interest Income                           45,060          43,436          89,625          88,436
                                    ------------    ------------    ------------    ------------
    Total income                          45,060          52,936          89,625          97,936
                                    ------------    ------------    ------------    ------------
Expenses:
General & administrative expense          66,379          85,219         106,080         155,730
Interest expense                          73,039          42,670         114,327          80,111
Professional fees                         18,134          49,163          36,859         120,083
Management fees                               --              --              --          60,156
Income taxes                               2,485              --           2,485              --
                                    ------------    ------------    ------------    ------------
    Total expenses                       160,037         177,052         259,751         416,080
                                    ------------    ------------    ------------    ------------
Loss from operations                    (114,977)       (124,116)       (170,126)       (318,144)
                                    ------------    ------------    ------------    ------------
Other Income and expense:
Net (gain)/loss on investment                 --          38,923              --          50,253
                                    ------------    ------------    ------------    ------------
  Total Other Income and expense              --          38,923              --          50,253
                                    ------------    ------------    ------------    ------------
    Net loss                        $   (114,977)       (163,039)       (170,126)       (368,397)
                                    ============    ============    ============    ============
Basic and Diluted
  Loss per share                          ($0.00)         ($0.00)         ($0.00)         ($0.01)
                                    ============    ============    ============    ============
Weighted average number of
  Common Stock outstanding            36,860,156      38,203,125      36,494,626      36,936,119
                                    ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                    ---------------------
                                                       2006       2005
                                                    ---------   ---------
Operating activities:
Net loss
  Adjustments to reconcile net loss to net
    cash flows from operating activities            $(170,126)  $(368,397)
    Amortization of loan costs                         21,250      18,750
    Stock issuance for services                            --      60,156
    (Gain)/Loss on investments                             --      50,253
      Amortization of discounts                        28,750      23,959
    Changes in operating assets and liabilities
        Prepaid expenses                                5,346      (5,615)
        Interest receivable                              (918)    (14,357)
        Accounts payable & accrued expense             (3,769)     92,347
                                                    ---------   ---------
    Net cash flows from operating activities         (119,467)   (142,904)
                                                    ---------   ---------
Investing activities:
Proceeds from sale of investments                          --      30,000
Loans to third parties                                     --       1,000
                                                    ---------   ---------
    Net cash flows from Investing activities               --      31,000
                                                    ---------   ---------
Financing activities:
Proceeds from Convertible debentures                       --     250,000
Proceeds from Loans                                   160,000     150,000
Payment of loan to related party                           --     (84,750)
Payment of loan                                            --    (200,000)
Deferred loan costs                                        --     (30,000)
                                                    ---------   ---------
    Net cash flows from financing activities          160,000      85,250
                                                    ---------   ---------
Decrease in cash and cash equivalents                  40,533     (26,654)
Cash, beginning                                         5,877      38,190
                                                    ---------   ---------
Cash, ending                                        $  46,410   $  11,536
                                                    =========   =========
Supplemental disclosure of cash flow Information:
        Interest Paid                               $  35,000   $  28,540
                                                    =========   =========
        Income Taxes Paid                           $   2,485   $     455
                                                    =========   =========
Noncash Financing Activities:
Repayment of loan through reissuance of shares      $      --   $ 100,000
                                                    =========   =========
Conversion of debt to equity                        $  13,500   $      --
                                                    =========   =========

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

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

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the resulting cost recognized in the Company's financial statements. This standard was effective for periods beginning after December 15, 2005. The Company has not awarded or granted any share-based compensation to date.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 3 CONVERTIBLE NOTE PAYABLE- OFFICER

      As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note (the "Ofir Note") in the principal amount of up to $300,000. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. As of June 30, 2006, $60,000 was outstanding under the Ofir Note.

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 5 CONVERTIBLE DEBENTURES WAIVER AGREEMENT

On July 28, 2006, the Company issued 1,350,000 restricted shares of its Common Stock ("Common Stock") to Cornell Capital Partners LP ("Cornell") and 150,000 restricted shares of its Common Stock to an individual designee of Cornell. The certificates representing such shares were dated as of June 20, 2006. The Company believes such issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      The Company issued these shares pursuant to an agreement (the "Waiver Agreement"), dated as of June 2, 2006, between the Company and Cornell, which provided for the waiver by Cornell of certain defaults under the $250,000 principal amount Debenture (each a "Debenture") which the Company had issued to Cornell in each of December 2004 and February 2005, and under the documents related to such Debentures. Pursuant to the Waiver Agreement, Cornell became obligated to cancel the 200,000 shares of the Company's Series A Preferred Stock ("Preferred Stock") which the Company had issued to Cornell in December 2004 as a commitment fee under the Standby Equity Distribution Agreement, dated December 13, 2004, between the Company and Cornell. In return, the Company became obligated to issue to Cornell 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option has a duration of three (3) years and may be exercisable by Cornell at any time. Under the Waiver Agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company's compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents.

      As of June 2, 2006, the Company also agreed with Cornell to terminate the Standby Equity Distribution Agreement.

      As of April 20, 2006, Cornell had elected to convert $13,500 principal amount of the $250,000 Debenture which the Company issued to Cornell in December 2004. As a result, on or about June 2, 2006, the Company issued to Cornell 350,649 restricted shares of Common Stock. The Company believes such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operations

      We intend to make investments in real estate and possibly other businesses. In order to do so, we will need additional financing which we may not be able to obtain.

Financial Condition and Results of Operations

      Our business and management completely changed as of November 9, 2004. In addition, we were a business development company from February 2005 until we withdrew as a BDC in February 2006. The reader should keep in mind such changes in our business when considering our results of operations.

      Comparison of the results of operations: quarter ended June 30, 2006 to quarter ended June 30, 2005

      Our total income for the quarter ended June 30, 2006 was $45,060, compared with our total income of $52,936 for the quarter ended June 30, 2005. Income for the quarter ended June 30, 2006 consisted solely of interest income earned from our notes receivable from related parties.

      Our general and administrative expenses decreased to $66,379 for the quarter ended June 30, 2006 from $85,219 for the quarter ended June 30, 2005. The decrease was primarily due to having less consulting fees. Interest expense increased to $73,039 for the quarter ended June 30, 2006 from $42,670 for the quarter ended June 30, 2005. The increase is due primarily from the Company's agreement to raise the interest rate from 8% to 12% on the Debentures per annum, retroactive to the original dates as of which the Debentures were issued.

      Professional fees decreased from $49,163 for the quarter ended June 30, 2005 to $18,134 for the quarter ended June 30, 2006. We incurred significant legal and accounting fees during the quarter ended June 30, 2005 because we had begun to operate as a Business Development Company in February 2005. During the quarter ended March 31, 2006, we withdrew as a BDC, thereby no longer having to incur legal and accounting expenses for complying with the rules and regulations applicable to BDCs.

      Total other income and expense was $38,923 during the quarter ended June 30, 2005, consisting of a net loss on the value of the Bartram investment, and was zero during the quarter ended June 30, 2006.

      As a result primarily of the reductions in professional fees and general and administrative expenses and the increase in interest expense from the second quarter of 2005 to the second quarter of 2006, our total expenses were reduced and our net loss was reduced from $163,039 to $114,977 during such periods.

      Comparison of the results of operations: six months ended June 30, 2006 to six months ended June 30, 2005

      Our total income for the six months ended June 30, 2006 was $89,625, compared with our total income of $97,936 for the six months ended June 30, 2005. The majority of total income consisted of interest income earned from our notes receivable from related parties.

      Our general and administrative expenses decreased significantly to $106,080 for the six months ended June 30, 2006 from $155,730 for the six months ended June 30, 2005. The decrease was due to the Company paying less consulting fees. Interest expense was $114,327 for the six months ended June 30, 2006 compared with $80,111 for the six months ended June 30, 2005. The increase is due primarily from the Company's agreement to raise the interest rate from 8% to 12% on the Debentures per annum, retroactive to the original dates as of which the Debentures were issued.

      Professional fees decreased from $120,083 for the six months ended June 30, 2005 to $36,859 for the six months ended June 30, 2006. We incurred significant legal and accounting fees during the six months ended June 30, 2005 because we began to operate as a Business Development Company. During the quarter ended March 31, 2006, we withdrew as a BDC, thereby no longer having to incur legal and accounting expenses for complying with the rules and regulations applicable to BDCs.

      Management fees were $60,156 for the six months ended June 30, 2005, paid in shares of Common Stock valued at $0.05 per share, but we did not incur management fees for the six months ended June 30, 2006.

      We had loss on investments of $50,253 for the six months ended June 30, 2005, due to the Company operating as a BDC. No such loss was incurred during the six months ended June 30, 2006, since the Company no longer operates as a BDC.

      As a result primarily of the reductions in general and administrative expenses, professional fees and management fees and the increase in interest expense from the first six months of 2005 to the first six months of 2006, our total expenses were reduced and our net loss was reduced from $368,397 to $170,126 during such periods.

Liquidity and Capital Resources

      Our cash as of June 30, 2006 was $46,410. We believe that we will be able to meet our cash requirements during 2006 principally through loans from our Chairman. We expect to incur legal, administrative and consulting and auditing fees of approximately $300,000 during 2006.

      We will need additional financing to expand our business, to carry out our business plan and to reduce our debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

      As of June 30, 2006, our notes payable consisted of the following:

                                                                    June 30, 2006
                                                                    -------------
Note Payable to Hypothecators, interest accrues at 15%                $  400,000
per annum payable on the first of each month, due October
15, 2006

Loan payable - TSSS, Inc. - Interest accrues at 8% and is payable quarterly commencing June 7, 2005, due on March
7, 2006                                                                  100,000

Convertible Debentures Issued to Cornell, net of discount
of $32,544; $236,500 due December 6, 2006 and $250,000
due March 1, 2007                                                        453,281

Note Payable - Ichaki - Interest accrues at 8%
and is payable on demand                                                 100,000
Convertible Note Payable - Officer- Interest
accrues at 8%, due March 1, 2008                                          60,000
                                                                      ----------
                                                                      $1,113,281

      Included in the $1,113,281 figure, above, is $1,053,281 which is considered current obligations as of June 30, 2006.

      The $100,000 TSSS, Inc. note referenced above was originally issued by the Company to NY2K, Inc. as of March 7, 2005. The note was assigned by NY2K, Inc. to TSSS, Inc. Such note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to TSSS, Inc., which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended. Subsequent to the receipt by the Company of a letter from the Staff of the Securities and Exchange Commission ("SEC") in which the Staff raised questions with respect to the Company's compliance with the provisions of the Investment Company Act of 1940 applicable to business development companies, the Company and TSSS, Inc. rescinded the cancellation of the Company's $100,000 note and issuance of 2,000,000 shares of Common Stock. As of June 30, 2006, the due date of the note of March 7, 2006 had been extended by TSSS, Inc. pending discussions between TSSS, Inc. and the Company to cancel the note in exchange for the issuance of shares of Common Stock to TSSS, Inc.

      In exchange for the cancellation of $1,370,000 aggregate principal amount of note obligations owed to us, we have the rights to acquire an aggregate of 30% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC ("Norman Property LLC"). We previously reported that Norman Property LLC had received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums. We anticipate that the conversion will be completed this fall at which time Norman Property LLC will begin to close on the sale of units, approximately 11 of which are under contract as of the date hereof.

      To enable us to satisfy certain of our obligations pending the receipt of the proceeds of our current assets, our Chairman has agreed to lend us up to $300,000 on a revolving basis at the interest rate of 8% per year. We believe that such amount will enable us to meet our cash needs for 2006.

      On July 28, 2006, the Company issued 1,350,000 restricted shares of its Common Stock ("Common Stock") to Cornell Capital Partners LP ("Cornell") and 150,000 restricted shares of its Common Stock to an individual designee of Cornell. The certificates representing such shares were dated as of June 20, 2006. The Company believes such issuances were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

      The Company issued these shares pursuant to an agreement (the "Waiver Agreement"), dated as of June 2, 2006, between the Company and Cornell, which provided for the waiver by Cornell of certain defaults under the $250,000 principal amount Debenture (each a "Debenture") which the Company had issued to Cornell in each of December 2004 and February 2005, and under the documents related to such Debentures. Pursuant to the Waiver Agreement, Cornell became obligated to cancel the 200,000 shares of the Company's Series A Preferred Stock ("Preferred Stock") which he Company had issued to Cornell in December 2004 as a commitment fee under the Standby Equity Distribution Agreement, dated December 13, 2004, between the Company and Cornell. In return, the Company became obligated to issue to Cornell 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option has a duration of three (3) years and may be exercisable by Cornell at any time. Under the Waiver Agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company's compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents.

      As of June 2, 2006, the Company also agreed with Cornell to terminate the Standby Equity Distribution Agreement.

      As of April 20, 2006, Cornell had elected to convert $13,500 principal amount of the $250,000 Debenture which the Company issued to Cornell in December 2004. As a result, on or about June 2, 2006, the Company issued to Cornell 350,649 restricted shares of Common Stock. The Company believes such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Our Common Stock is Quoted on the Over-the-Counter Bulletin Board, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

      Our Common Stock is currently quoted on the OTC Bulletin Board where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile and the risks to investors are greater. These factors may reduce the potential market for our Common Stock by reducing the number of potential investors. This may make it more difficult for investors to sell their shares of Common Stock to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

Our Largest Stockholder Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and His Interests May Differ From Other Stockholders

      Jonathan Ilan Ofir, our Chairman and CEO, beneficially owns 28,350,000 shares of our Common Stock and has the option to purchase an additional 3,150,000 shares from Direct Capital. He has beneficial ownership of approximately 75% of our outstanding Common Stock as of June 30, 2006. Mr. Ofir, therefore, has the ability to appoint our Board of Directors. Accordingly, Mr. Ofir has significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock and appointing officers, which influence could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Ofir may differ from the interests of the other stockholders.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

      Currently, our only assets are certain promissory notes owed to us with the aggregate fair value as of June 30, 2006 of approximately $1,577,000. We also have the right to acquire a 30% interest in 231 Norman Avenue Property Development, LLC by surrendering our rights with respect to $1,370,000 principal amount of notes owed to us. Although we anticipate receiving net proceeds from these assets sufficient to satisfy our obligations, there is no assurance as to when or whether these proceeds will be received. Even if we receive proceeds sufficient to satisfy our obligations, upon the sale or the liquidation of Norman Property LLC we will have no ongoing business operations. We intend to use the net proceeds derived from our current holdings and such additional funds as we may raise through the issuance of debt or equity securities to acquire real estate or other businesses. There can be no assurance that we will be successful in our efforts to acquire any real estate or operating business or, if acquired, that any such business or project will prove to be profitable.

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

      As of June 30, 2006, we had 37,975,684 shares of Common Stock outstanding and no preferred shares outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock. Cornell also holds approximately $486,500 principal amount of debentures which are convertible into shares of Common Stock based upon conversion prices equal to averages of prevailing market prices of the Common Stock. We cannot predict the actual number of shares of Common Stock that will be issued to Cornell pursuant to these convertible debentures.

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

Dated: August 11, 2006

                                DCI USA, INC.


                                By: /s/ Jonathan Ilan Ofir
                                    -----------------------------
                                    Jonathan Ilan Ofir,
                                    Chief Executive Officer


                                    /s/ Michael Gibbs
                                    ---------------------------------
                                    Michael Gibbs,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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