Form 10QSB
period 2006-09-30
DCI USA, INC
filed 2006-11-21
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                        Commission file number 000-31143

                                  DCI USA, INC.
           (Exact name of small business as specified in its charter)

                     Delaware                                22-3742159
         (State or other jurisdiction of           (IRS Employer Identification
         incorporation or  organization)                      Number)


                    8 Bond Street, Great Neck, New York 11021
                    (Address of principal executive offices)

                                 (212)-994-9594
                (Issuer's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,292,681 shares of Common Stock, $.001 per share, as of November 10, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                  DCI USA, INC.

                                      INDEX


                                                                        Page No.

           PART I.  FINANCIAL INFORMATION


Item 1.    Financial Statements................................................1

           Balance Sheets as of September 30, 2006 (unaudited) and
           December 31, 2005 (audited).........................................2


           Statements of Operations for the three month and nine month periods ended September 30, 2006 (unaudited) and September 30,
           2005 (unaudited)....................................................3

           Statements of Cash Flows for the nine
           month periods ended September 30, 2006 (unaudited) and
           September 30, 2005 (unaudited)......................................3

           Notes to Financial Statements.......................................4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10

Item 4.    Controls and Procedures............................................18


                                         PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........19

Item 5.    Other Information..................................................19

Item 6.     Exhibits..........................................................23

SIGNATURES....................................................................21


                                 10-QSB Page 22

                          PART I. FINANCIAL INFORMATION
                                  DCI USA, INC.
                                 BALANCE SHEETS

ASSETS
                                                                               September 30, 2006  December 31, 2005
                                                                                  (Unaudited)

Cash                                                                               $    10,573    $     5,877
Prepaid expense                                                                          7,571         12,502
Interest receivable- related party                                                       4,189          5,857
Notes receivable- related party                                                      1,370,000      1,370,000
Restricted cash                                                                        180,000             --
Deferred loan costs                                                                      9,673         41,548
                                                                                   -----------    -----------

                       Total current assets                                          1,582,006      1,435,784

Noncurrent notes receivable, net of discount                                           209,779        201,750
                                                                                   -----------    -----------

                       Total assets                                                $ 1,791,785    $ 1,637,534
                                                                                   ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Loan payable - Hypothecators                                                       $   400,000    $   400,000
Loan Payable - TSSS                                                                         --        100,000
Loan payable - Ichaki                                                                  200,000             --
Accounts payable                                                                        59,305        109,644
Accrued interest                                                                       111,821         62,548
Dividends payable                                                                        9,167          9,167
Current portion of convertible debentures net of discount of $17,969 and $27,552       468,531        222,448
                                                                                   -----------    -----------

                       Total  current liabilities                                    1,248,824        903,807

Noncurrent portion of convertible debentures net of discount of $33,544                     --        216,456
                                                                                   -----------    -----------

                       Total liabilities                                             1,248,824      1,120,263
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001,
   Authorized 1,000,000 shares
   Series A Preferred, 200,000 shares authorized
   none and 200,000 issued and outstanding, respectively                                    --            200

Common stock, par value $.001,
   100,000,000 shares authorized, 49,292,681
   and 36,125,035 shares outstanding, respectively                                      49,293         36,125

Additional paid-in-capital                                                           2,388,915      1,822,532

Stock subscriptions receivable                                                        (300,000)            --

Retained deficit                                                                    (1,595,247)    (1,341,586)
                                                                                   -----------    -----------
                       Total stockholders' equity                                      542,961        517,271
                                                                                   -----------    -----------
                       Total liabilities and stockholders'
                         equity                                                    $ 1,791,785    $ 1,637,534
                                                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended     Three Months Ended   Nine Months Ended     Nine Months Ended
                                               September 30, 2006     September 30, 2005   September 30, 2006    September 30, 2005
Operating Income

Revenue                                           $         --            $     10,000          $         --        $     19,500
Interest income                                         45,555                  46,662               135,179             135,098
                                                  ------------            ------------          ------------        ------------
                             Total income               45,555                  56,662               135,179             154,598
                                                  ------------            ------------          ------------        ------------




Expenses:

General & administrative expense                        71,996                  40,373               178,076             195,648
Interest expense                                        42,921                  42,174               157,248             122,285
Professional fees                                       14,173                  51,594                51,031             171,677

Management fees                                             --                  (3,906)                   --              56,250

Income taxes                                                --                   3,202                 2,485               3,657
                                                  ------------            ------------          ------------        ------------
                             Total expenses            129,090                 133,437               388,840             549,517
                                                  ------------            ------------          ------------        ------------
Loss from operations                                   (83,535)                (76,775)             (253,661)           (394,919)
                                                  ------------            ------------          ------------        ------------

Other Income:

Gain on loan assignment                                     --                 (62,596)                   --             (62,596)

Net (gain)/loss on investment                               --                      --                    --              50,253
                                                  ------------            ------------          ------------        ------------
                             Total Other Income        (62,596)                     --               (12,343)
                                                  ------------            ------------          ------------        ------------

                             Net loss             $    (83,535)           $    (14,179)         $   (253,661)       $   (382,576)
                                                  ============            ============          ============        ============

Basic and Diluted
Loss per share                                    ($      0.00)           ($      0.00)         ($      0.01)       ($      0.01)
                                                  ============            ============          ============        ============

Weighted average number of
Common Stock outstanding                            40,062,108              36,125,035            37,696,855          36,125,035
                                                  ============            ============          ============        ============

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                               2006          2005
             Operating activities:
Net loss                                                      $(253,661)   $(382,576)
  Adjustments to reconcile net loss to net
    cash flows from operating activities
     Amortization of loan costs                                  31,875       29,375
    Stock issuance for services                                      --       56,250
    Gain on loan assignment                                          --      (62,596)
    (Gain)/Loss on investments                                       --       50,253
    Amortization of discounts                                    43,125       37,833
Changes in operating assets and liabilities
                         Prepaid expenses                         4,930       (5,613)
                         Interest receivable                      1,668      (28,619)
                         Restricted cash                       (180,000)
                         Accounts payable & accrued expense      (3,241)     114,373
                                                              ---------    ---------
   Net cash flows from operating activities                    (355,304)    (191,320)
                                                              ---------    ---------
Investing activities:
Proceeds from sale of investments                                    --      131,000
                                                              ---------    ---------
   Net cash flows from Investing activities                          --      131,000
                                                              ---------    ---------

Financing activities:
Proceeds from Convertible debentures                                 --      250,000
Proceeds from Loan                                              360,000      100,000
Payment of loan to related party                                     --      (95,000)
Payment of loan                                                      --     (200,000)
Deferred loan costs                                                  --      (30,000)
                                                              ---------    ---------

   Net cash flows from financing activities                     360,000       25,000
                                                              ---------    ---------

Increase (decrease) in cash and cash equivalents                  4,696      (35,320)
Cash, beginning                                                   5,877       38,190
                                                              ---------    ---------
Cash, ending                                                     10,573    $   2,870
                                                              =========    =========

Supplemental disclosure of cash flow Information:
                         Interest Paid                        $  59,000    $      --
                                                              =========    =========
                         Income Taxes Paid                    $   2,485    $   3,657
                                                              =========    =========

Noncash Financing Activities:
Repayment of loan through reissuance of shares                $      --    $ 100,000
                                                              =========    =========
Repayment of loan through issuance of shares                  $ 160,000    $      --
                                                              =========    =========
Issuance of shares through common stock subscription          $ 300,000    $      --
                                                              =========    =========
Conversion of debt to equity                                  $  13,500    $      --
                                                              =========    =========

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and requires such transactions to be accounted for using a fair-valued-based method, with the

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

resulting cost recognized in the Company's financial statements. This standard was effective for periods beginning after December 15, 2005. As of September 30, 2006 no such compensation has been issued.

TREATMENT OF HOLDINGS IN BARTRAM

      On November 9, 2004, the Company transferred 80 percent of its interest in Bartram Holdings, Inc. ("Bartram") to one shareholder. As a result, the Company's ownership in Bartram was reduced to 20%. As of September 30, 2005, the Company sold its 20% ownership in Bartram back to Bartram in consideration for being issued by Bartram a $70,000 principal amount promissory note and the forgiveness by Bartram of the Company's obligation to pay Bartram $30,000 upon receipt of such amount from Direct Capital.

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 3 CONVERTIBLE NOTES PAYABLE- TO OFFICER AND TO OTHER PARTIES

      As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note (the "Ofir Note") in the principal amount of up to $300,000. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. As of September 30, 2006, the $60,000 that had been outstanding under the Ofir Note together with accrued interest had been so converted into 1,252,997 shares of our common stock at a conversion price of $.05 per share.

      As of May 4,, 2006, Gad Ichaki loaned the Company $100,000, evidenced by our promissory note, payable on demand and bearing interest at 8% per annum. As of September 27, 2006, this note had been converted to 2, 064 000 shares of our common stock, at the conversion price of $.05 per share.

      On November 1, 2006, four parties acquired the Registrant's Debentures in the principal amount of $250,000 and $236,500 (the "Debentures") previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Registrant and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Registrant's assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full.

      The parties further agreed to amend the terms under which the Debentures can be converted into common stock of the Registrant. As amended, the outstanding principal amount of the Debentures, together with accrued interest, is convertible into common stock at any time and from time to time, in whole or in part, at a price of five ($.05) cents per share at any time until December 31, 2006, and at a price of seven ($.07) cents per share at any time after December 31, 2006, until paid in full. Instead of such registration rights as were provided in the Debentures, the parties have agreed that the Debenture holders shall have "piggy-back" rights with respect to the shares issuable upon conversion of the Debentures. Those provisions contained in the Debentures limiting the Registrant's ability to issue shares of its common or preferred stock without the consent of the holders of the Debentures have also been deleted (see attachment).

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 4.  ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER

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

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

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

      The Company issued these shares pursuant to an agreement (the "Waiver Agreement"), dated as of June 2, 2006, between the Company and Cornell, which provided for the waiver by Cornell of certain defaults under the $250,000 principal amount Debentures (each a "Debenture") which the Company had issued to Cornell in each of December 2004 and February 2005, and under the documents related to such Debentures. Pursuant to the Waiver Agreement, Cornell became obligated to cancel the 200,000 shares of the Company's Series A Preferred Stock ("Preferred Stock") which the Company had issued to Cornell in December 2004 as a commitment fee under the Standby Equity Distribution Agreement, dated December 13, 2004, between the Company and Cornell. In return, the Company became obligated to issue to Cornell 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option has a duration of three (3) years and may be exercisable by Cornell at any time. Under the Waiver Agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company's compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents.

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

      On November 1, 2006, four parties acquired the Registrant's Debentures in the principal amount of $250,000 and $236,500 (the "Debentures") previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Registrant and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Registrant's assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 5. CONVERTIBLE DEBENTURES WAIVER AGREEMENT (CONT.)

      The parties further agreed to amend the terms under which the Debentures can be converted into common stock of the Registrant. As amended, the outstanding principal amount of the Debentures, together with accrued interest, is convertible into common stock at any time and from time to time, in whole or in part, at a price of five ($.05) cents per share at any time until December 31, 2006, and at a price of seven ($.07) cents per share at any time after December 31, 2006, until paid in full. Instead of such registration rights as were provided in the Debentures, the parties have agreed that the Debenture holders shall have "piggy-back" rights with respect to the shares issuable upon conversion of the Debentures. Those provisions contained in the Debentures limiting the Registrant's ability to issue shares of its common or preferred stock without the consent of the holders of the Debentures have also been deleted.

NOTE 6.  SUBSEQUENT EVENTS

      On August 1, 2006 the company entered into an agreement to provide Gunther Wind Energy Ltd with up to $650,000 for its development of and collaboration in clean energy generation projects in Israel and elsewhere. To date, the company has advanced $635,000 to Gunther Wind Energy, and continues to seek potential strategic partners to contribute $5 to $10 million. The strategic investment will enable the Company to secure its position in this burgeoning field and to enhance its capabilities to invest in clean energy projects.

Acquisition of Interests in 231 Norman Avenue

      On November 15 , 2006, the Company acquired for nominal consideration 100% of the membership interests in 231 Norman Avenue LLC ("231 Norman"). 231 Norman is the holder of a 30% interest in 231 Norman Avenue Property Development, LLC ("Norman Property LLC"). The Company already has the right to acquire such 30% interest from Norman Avenue in exchange for the cancellation of $1,370,000 aggregate principal amount of note obligations owed to it by 231 Norman Avenue. In connection with the acquisition of such membership interests in 231 Norman the Company did not cancel such $1,370,000 notes which remain outstanding. We previously reported that Norman Property LLC had received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums.

      On November 15, 2006, in exchange for $100,000, to be paid no later than December 31, 2006, the Company acquired from Joseph Gopin the option to purchase the 20% interest Gopin holds in 231 Norman Property, LLC. Should we exercise this option, the consideration for the acquisition shall be $900,000 in the form of restricted common shares at $.05 per share, and the issuance to Gopin of a five-year promissory note bearing interest at 8% per annum in the amount of $1,400,000, to be fully paid as of November 15, 2011.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations

        We intend to continue to make investments in real estate, and have initiated investments in the alternative energy field. In order to raise necessary funds, we are seeking several potential strategic partners interested in contributing $5 to $10 million to the capital of the Company for such projects. To date, we have raised an aggregate of $1,130,000 to devote to our alternative energy projects. Of this amount $500,000 was raised in the form of interest bearing notes which subsequent to September 30, 2006, were converted into shares of our common stock at $.05 per share. Of the balance, $165,000 is represented by convertible notes issued prior to June 30, 2006, subsequently converted into common stock at $.05 per share and $465,000 is represented by convertible notes, issued subsequent to September 30, 2006, due November 27, 2007, bearing interest at a rate of 10% per annum, convertible into common stock at a minimum of $.05 per share. In addition, four individuals paid $593,764 to Cornell Securities to acquire our convertible debentures in the aggregate principal amount of $487,500. We have entered into a Modification Agreement with these individuals as described below.

Financial Condition and Results of Operations

      Our business and management completely changed as of November 9, 2004. In addition, we were a business development company from February 2005 until we withdrew our election to act as a BDC in February 2006. The reader should keep in mind such changes in our business when considering our results of operations.

      Comparison of the results of operations: quarter ended September 30, 2006 to quarter ended September 30, 2005

      Our total income for the quarter ended September 30, 2006 was $45,555, compared with our total income of $56,662 for the quarter ended September 30, 2005. Income for the quarter ended September 30, 2006 consisted solely of interest income earned from notes receivable from related parties.

        Our general and administrative expenses increased to $71,996 for the quarter ended September 30, 2006 from $40,373 for the quarter ended September 30, 2005. Interest expense rose to $42,921 for the quarter ended September 30, 2006 from 42,174 for the quarter ended September 30, 2005.

      Professional fees fell from $51,594 for the quarter ended September 30, 2005 to $14,173 for the quarter ended September 30, 2006. We incurred certain legal and accounting fees during the quarter ended September 30, 2005 because we had begun to operate as a Business Development Company in February 2005. During the quarter ended March 31, 2006, we withdrew as a BDC, thereby no longer having to incur legal and accounting expenses for complying with the rules and regulations applicable to BDCs.

      Total other income was $62,596 during the quarter ended September 30, 2005, resulting in a net loss of $14,179, and was $0.00 during the quarter ended September 30, 2006, resulting in a net loss of $83,535.

      Although we had reductions in professional fees, our general and administrative expenses increased. We had no other income from the third quarter of 2006 as compared to the third quarter of 2005. Our net loss accordingly increased from $14,179 to $83,535 during such period.

      Comparison of the results of operations: nine months ended September 30, 2006 to nine months ended September 30, 2005

      Our total income for the nine months ended September 30, 2006 was $135,179, compared with our total income of $154,598 for the nine months ended September 30, 2005. The majority of total income consisted of Interest income.

        Our general and administrative expenses decreased to $178,076 for the nine months ended September 30, 2006 from $195,648 for the nine months ended September 30, 2005. The decrease was due our no longer functioning as a BDC. Interest expense was $157,248 for the nine months ended September 30, 2006 compared with $122,285 for the nine months ended September 30, 2005. The increase is due primarily from the Company's agreement to raise the interest rate from 8% to 12% on the Debentures per annum, retroactive to the original dates as of which the Debentures were issued.

      Professional fees fell from $171,677 for the nine months ended September 30, 2005 to $51,031 for the nine months ended September 30, 2006. We incurred significant legal and accounting fees during the nine months ended September 30, 2005 because we began to operate as a Business Development Company. During the quarter ended March 31, 2006, we withdrew as a BDC, thereby no longer having to incur legal and accounting expenses for complying with the rules and regulations applicable to BDCs.

      Management fees were $56,250 for the nine months ended September 30, 2005, paid in shares of Common Stock valued at $0.05 per share. We paid no directors fees for the nine months ended September 30, 2006.

      We had loss on investments of $50,253 for the nine months ended September 30, 2005, due to the Company operating as a BDC. No such loss was incurred during the nine months ended September 30, 2006, since the Company no longer operates as a BDC.

      As a result primarily of the reductions in general and administrative expenses, professional fees and management fees and the increase in interest expense from the first nine months of 2005 to the first nine months of 2006, our total expenses were reduced and our net loss was reduced from $382,576 to $253,661 during such periods.

Liquidity and Capital Resources

      Our cash as of September 30, 2006 was $10,573.00 We believe that we will be able to meet our cash requirements during 2006 principally through loans from our Chairman.

      We will need additional financing to expand our business, to carry out our business plan and to reduce our debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

      As of September 30, 2006, our notes payable consisted of the following:

                                                    September 30, 2006
                                                    -------------------
          Note Payable to Hypothecators, interest             $400,000
          accrues at 15% per annum payable on the
          first of each month, due October 15,
          2006 -extension granted to December 31,
          2006


          Loan Payable to Gad Ichaki (since repaid;
          see comment below)                                  $200,000

          Convertible Debentures, net of discount
          of $32,544; $236,500 due June 4, 2007,
          and $250,000 due June 4, 2007                        $486,500


                                                    -------------------
                                                             $1,086,500


      In exchange for the cancellation of $1,370,000 aggregate principal amount of note obligations owed to us, we have acquired an aggregate of 30% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC ("Norman Property LLC"). We previously reported that Norman Property LLC had received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums. We anticipate that the conversion will be completed this fall at which time Norman Property LLC will begin to close on the sale of units, approximately 11 of which are under contract as of the date hereof.

      To enable us to satisfy certain of our obligations pending the receipt of the proceeds of our current assets, our Chairman has agreed to lend us up to $300,000 on a revolving basis at the interest rate of 8% per year. We believe that such amount will enable us to meet our cash needs for 2006. To date, our Chairman has loaned us $60,000 which, together with interest accrued thereon, was converted into 1,252,997 shares of our common stock at a rate of 5 cents per share.

      On July 28, 2006, the Company issued 1,350,000 restricted shares of its Common Stock("Common Stock") to Cornell Capital Partners LP ("Cornell") and 150,000 restricted shares of its Common Stock to an individual designee of Cornell. The certificates representing such shares were dated as of June 20, 2006. The Company believes such issuances were exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

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

         As of June 2, 2006, the Company also agreed with Cornell to terminate the Standby Equity Distribution Agreement.

         As of April 20, 2006, Cornell had elected to convert $13,500 principal amount of the $250,000 Debenture which the Company issued to Cornell in December 2004. As a result, on or about June 2, 2006, the Company issued to Cornell 350,649 restricted shares of Common Stock. The Company believes such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended

      On November 1, 2006, four parties acquired the registrant's Debentures in the principal amount of $250,000 and $236,500 (the "Debentures") previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Registrant and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Registrant's assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full.

      The parties further agreed to amend the terms under which the Debentures can be converted into common stock of the Registrant. As amended, the outstanding principal amount of the Debentures, together with accrued interest, is convertible into common stock at any time and from time to time, in whole or in part, at a price of five ($.05) cents per share at any time until December 31, 2006, and at a price of seven ($.07) cents per share at any time after December 31, 2006, until paid in full. Instead of such registration rights as were provided in the Debentures, the parties have agreed that the Debenture holders shall have "piggy-back" rights with respect to the shares issuable upon conversion of the Debentures. Those provisions contained in the Debentures limiting the Registrant's ability to issue shares of its common or preferred stock without the consent of the holders of the Debentures have also been deleted.

      In connection with its efforts to raise funds for working capital and to support its investments in the alternative energy field, the Company is seeking several potential strategic partners interested in contributing $5 to $10 million to the capital of the Company for such projects. To date, the Company has raised an aggregate of $1,130,000 to devote to our alternative energy projects. Of this amount $500,000 was raised in the form of interest bearing notes which subsequent to September 30, 2006, were converted into shares of our common stock at $.05 per share. Of the balance, $165,000 is represented by convertible notes issued prior to June 30, 2006, subsequently converted into common stock at $.05 per share and $465,000 is represented by convertible notes, issued subsequent to September 30, 2006, due November 27, 2007, bearing interest at a rate of 10% per annum, convertible into common stock at a minimum of $.05 per share. In addition, four individuals paid $593,764 to Cornell Securities to acquire our convertible debentures in the aggregate principal amount of $487,500. We have entered into a Modification Agreement with these individuals as described above. Further, subsequent to September 30, 2006, the loan by Gad Ichaki to the Company in the amount of $200,000, was repaid in full to Ichaki, and the Company received a loan of $200,000 from Paget Worldwide Holdings. This note was converted into our common stock at a rate of $.05 per share, for a total of 4,000,000 shares.

      Even after giving effect to such sales, we require additional funding to fulfill our business plan. There can be no assurance that we will obtain these funds.

      We believe all of the issuances of securities described in this report were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended

Impact of Inflation

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

Our Largest Stockholder Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and His Interests May Differ From Other Stockholders

      Jonathan Ilan Ofir, our Chairman and CEO, beneficially owns 28,350,000 shares of our Common Stock and has the option to purchase an additional 3,150,000 shares from Direct Capital. He has beneficial ownership of approximately 75% of our outstanding Common Stock as of September 30, 2006. Mr. Ofir, therefore, has the ability to appoint our Board of Directors. Accordingly, Mr. Ofir has significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock and appointing officers, which influence could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Ofir may differ from the interests of the other stockholders.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

      Currently, our only assets are certain promissory notes owed to us with the aggregate fair value as of September 30, 2006 of approximately $1,577,000. We also have the right to acquire a 30% interest in 231 Norman Avenue Property Development, LLC by surrendering our rights with respect to $1,370,000 principal amount of notes owed to us. Although we anticipate receiving net proceeds from these assets sufficient to satisfy our obligations, there is no assurance as to when or whether these proceeds will be received. Even if we receive proceeds sufficient to satisfy our obligations, upon the sale or the liquidation of Norman Property LLC we will have no ongoing business operations. We intend to use the net proceeds derived from our current holdings and such additional funds as we may raise through the issuance of debt or equity securities to acquire real estate or other businesses. There can be no assurance that we will be successful in our efforts to acquire any real estate or operating business or, if acquired, that any such business or project will prove to be profitable.

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

      As of September 30, 2006, we had 49,292,681 shares of Common Stock outstanding and no preferred shares outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock.

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

                                     PART II

OTHER INFORMATION


Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF      PROCEEDS

      During the third quarter, we sold to Jonathan Rigbi 6,000,000 shares of our Common Stock, at a price of $.05 per share, for an aggregate purchase price of $300,000. Mr. Ofir converted his $60,000 note together with accrued interest into 1,252,997 shares and Mr. Ichaki converted his $100,000 note together with accrued interest into 2,064,000 shares.


Item 5.   OTHER INFORMATION

New direction

        Management of the Company has decided to seek to move the Company into the field of alternative energy. In connection with such decision, on August 1, 2006 the company entered into an agreement to provide Gunther Wind Energy Ltd with up to $650,000 for its development of and collaboration in clean energy generation projects in Israel and elsewhere. To date, the company has advanced $635,000 to Gunther Wind Energy, and continues to seek potential strategic partners to contribute $5 to $10 million. The strategic investment will enable the Company to secure its position in this burgeoning field and to enhance its capabilities to invest in clean energy projects.

Acquisition of Interests in 231 Norman Avenue

        On November 15 , 2006, the Company acquired for nominal consideration 100% of the membership interests in 231 Norman Avenue LLC ("231
Norman"). 231 Norman is the holder of a 30% interest in 231 Norman Avenue Property Development, LLC ("Norman Property LLC"). The Company already has the right to acquire such 30% interest from Norman Avenue in exchange for the cancellation of $1,370,000 aggregate principal amount of note obligations owed to it by 231 Norman Avenue. In connection with the acquisition of such membership interests in 231 Norman the Company did not cancel such $1,370,000 notes which remain outstanding. We previously reported that Norman Property LLC had received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums (see attachment).

        On November 15, 2006, in exchange for $100,000, to be paid no later than December 31, 2006, the Company acquired from Joseph Gopin the option to purchase the 20% interest Gopin holds in 231 Norman Property, LLC. Should we exercise this option, the consideration for the acquisition shall be $900,000 in the form of restricted common shares at $.05 per share, and the issuance to Gopin of a five-year promissory note bearing interest at 8% per annum in the amount of $1,400,000, to be fully paid as of November 15, 2011 (see attachment).

Item 7. Exhibits

The following exhibits are filed as part of this report:



Exhibit No.           Description of Exhibit

31.1       --    Certification of Chief Executive Officer pursuant to Rule
                 13a-14(a) under the Securities Exchange Act of 1934.
\
31.2             -- Certification of Chief Financial Officer pursuant to Rule
                 13a-14(a) under the Securities Exchange Act of 1934.

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

Dated:      November 20, 2006
                                    DCI USA, INC.

                                    By:  /s/ Jonathan Ilan Ofir
                                         ----------------------
                                            Jonathan Ilan Ofir,
                                            Chief Executive Officer




                                        /s/ Michael Gibbs,
                                        ------------------
                                            Michael Gibbs,
                                            Chief Financial Officer
                                           (Principal Financial and Accounting
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