Form 10KSB
period 2006-12-31
DCI USA, INC
filed 2007-04-17
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐ Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

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
Common Stock,
$.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The issuer's revenues for its most recent fiscal year were $0.00

As of April 13, 2007, the aggregate market value of the issuer’s common equity held by non-affiliates was $1,572,746.63, based on the closing price of $0.07 for its common stock on the OTC Bulletin Board on April 13, 2007. Approximately 59,420,806 shares of the issuer’s common stock were outstanding as of April 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Formats (check one): Yes ☐ No ☒

PART I

Cautionary Notice Regarding Forward Looking Statements

DCI USA, Inc. (referred to herein as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Registration Statement other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “ anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in “Risk Factors” as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Description of Business.

Summary

As used throughout this report, the terms "DCI," the "Company," "we," "us," and "our" refer to DCI USA, Inc. We were incorporated on June 21, 2000, under the laws of the State of Delaware, as Gavella Corp. As Gavella Corp., we engaged in two lines of business: owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. On November 9, 2004, Direct Capital Investments, Ltd. (sometimes referred to herein as “Direct Capital”), purchased 31,500,000 newly-issued shares of our common stock (“Common Stock”) representing approximately 90% of our capital stock outstanding on a fully-diluted basis. Commencing November 9, 2004 the Company changed its focus and was engaged in lending to and investing in a real estate-related opportunity. On November 19, 2004, we changed our name to DCI USA, Inc.

On February 11, 2005, we filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company (“BDC”) under the Investment Company Act of 1940 (the "1940 Act"). On December 5, 2005, Direct Capital voted by written consent to authorize the withdrawal of our election to be treated as a BDC. On February 22, 2006, we filed with the SEC a Notification of Withdrawal of Election to operate as a BDC. We had not achieved our goals of fully operating as a BDC and decided to cease operations as a BDC. We decided to become an operating company whose focus is to purchase or otherwise acquire real property, or other businesses, to be operated directly by us. In order to accomplish such change in business strategy, we will need significant additional financing which we may not be able to obtain.

In 2006, we expanded our business focus to include the field of alternative energy. We have invested with or are in negotiations with several businesses and entities in our exploration of the opportunities presented in this field.

In keeping with the changing operational focus of our business, we intend to form a wholly-owned subsidiary called Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of the existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. Currently, the operator of the Tel Assaniya wind farm — Mei Golan Wind Energy Ltd. (through its operating arm Avraham Melamed and Zahal Harel) — operates a 6 MW wind farm consisting of 10 floda turbines of 600 KW capacity. Gunther is investing in a new company called ARI (Green Wind Energy Ltd.), which will upgrade the farm to seven wind turbines with a capacity of 2.3 MW each, to be installed once the building permit is obtained. The ARI project has been awarded a Clean Development Mechanism (CDM) status recently, which has been of immense value in DCI’s projects. The CDM status provides project developers with the additional inputs needed to make a project financially viable. CDM ensures social, economical, and environmental improvement of a land use project. This upgrading will be done by a company called ARI Ltd., in which both Gunther and Mei Golan Wind Energy Ltd. (through its holding in Tzahal Ltd.) will hold a stake.

We have also engaged in ongoing negotiations with Senergy Ltd, an Israeli firm through which DCI plans to engage in solar energy projects across countries such as the United States, Israel, Spain, and Greece through various partnerships entered into by group company Senergy Solar Systems. DCI plans to invest $0.5 million to acquire a 60% stake in Senergy Solar Systems Ltd. (Senergy) of Israel. All the Company’s current solar energy business planning involves Senergy. If we are able to successfully conclude our negotiations, DCI will be in charge of managing fund-raising activities at Senergy and establishing strategic partnerships for Senergy. Senergy operates in the areas of solar heating and cooling and solar-based energy generation.

231 Norman Avenue

The Company remains involved in the renovation and conversion of buildings to commercial condominiums. Our development at 231 Norman Avenue, in Brooklyn, New York is the underlying asset comprising the collateral on the loan discussed below. The Company believes that the construction will be completed within the next several months. Approvals needed for the commercial condominium plan offering have been obtained and the property is currently on the market for sale.

On November 30, 2004, the Company lent $600,000 to Norman LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company had the right to extend the maturity date of the $600,000 loan to Norman LLC to June 15, 2007.

In November 2006, the Company purchased an option to acquire an additional 20% interest in Norman Property LLC for $100,000. The option price was required to be paid by December 31, 2006. The option, which if exercised prior to March 30, 2007, gives the Company the right to purchase the 20% interest in exchange for 18 million shares of the Company’s common stock and a promissory note in the amount of $1,400,000. The promissory note would bear interest at the rate of 8% and is due in November 2011. The payment of the option price has been extended to June 30, 2007 and the exercise of the option has been extended to July 31, 2007.

Norman Property LLC is a New York limited liability company engaged in owning, developing and operating income producing real property. Norman Property LLC owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, Norman Property LLC consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue, the conversion of the existing building to condominiums, is anticipated to be completed by the end of the second quarter of 2007. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of Norman Property LLC.

As of December 31, 2006, substantially all of our assets consisted of our investment in 231 Norman Property LLC, and the notes payable to us as discussed herein. We do not have any operating assets.

Our Financing Arrangements with Cornell Capital Partners, LP

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

Currently, management does not believe that the Company will exercise its rights under the Standby Equity Distribution Agreement and intends to seek to negotiate with Cornell for the right to satisfy the debentures due Cornell by issuing shares of the Company’s Common Stock to Cornell.

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

Our Largest Stockholder Has the Ability to Exercise Significant Influence over Matters Submitted for Stockholder Approval and His Interests May Differ From Other Stockholders

Jonathan Ilan Ofir, our Chairman and CEO, owns 30,952,997 shares of our Common Stock and has the option to purchase an additional 3,150,000 shares from Direct Capital. He has beneficial ownership of approximately 52 % of our outstanding Common Stock as of April 13, 2007. Mr. Ofir, therefore, has the ability to appoint our Board of Directors. Accordingly, Mr. Ofir may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Ofir may differ from the interests of the other stockholders.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

Currently, our only substantial asset is our 30% interest in 231 Norman Avenue Property Development, LLC. Although we anticipate receiving net proceeds from this and our other endeavors sufficient to satisfy our obligations, there is no assurance as to when or whether these proceeds will be received. Even if we receive proceeds sufficient to satisfy our obligations, upon the sale or the liquidation of Norman Property LLC we will have no ongoing business operations. We intend to use the net proceeds derived from our current holdings and such additional funds as we may raise through the issuance of debt or equity securities to acquire real estate or other businesses. There can be no assurance that we will be successful in our efforts to acquire any real estate or operating business or, if acquired, that any such business or project will prove to be profitable.

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

As of April 13, 2007, there were 59,420,806 shares of our Common Stock outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock of which 200,000 shares of Series A Preferred are outstanding. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock.

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

2006 Quarter Ended	High Price	Low Price
12/31/2006	$0.04	$0.04
9/30/2006	0.02	0.01
6/30/2006	0.05	0.05
3/31/2006	0.05	0.05

2005 Quarter Ended	High Price	Low Price
12/31/2005	$0.05	$0.04
9/30/2005	0.10	0.05
6/30/2005	0.75	0.05
3/31/2005	0.75	0.05

As of April 13, 2007, there were 133 holders of record of our Common Stock.

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

The following table provides information as of December 31, 2006 about our equity compensation arrangements. We did not have any equity compensation arrangements as of December 31, 2006.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the “Ofir Note”) is filed as Exhibit 10.30 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days’ notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. We believe that our issuance of the Ofir Note, and our issuance of the shares of our Common Stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations

We intend to continue to develop real estate, and have begun to focus on opportunities in the field of alternate energy. In order to do so, we will need additional financing which we may not be able to obtain.

Financial Condition and Results of Operations

We believe that a comparison of our results of operations from 2006 with our results of operations from 2005 can be misleading because our business and management are in the process of a shift in focus toward fields other than property development. In reviewing the discussion below the reader should keep in mind changes in the business that occurred during 2006 and 2005.

 Comparison of the results of operations: year ended December 31, 2006 to year ended December 31, 2005

We incurred a net loss of $535,333 during the year ended December 31, 2006 compared to a net loss of $479,178 during the year ended December 31, 2005. Our total expenses increased from $691,674 in 2005 to $686,612 in 2006 primarily because (1) of increased general and administrative expenses (2) of increased interest expenses during 2006 relating to our debts which we did not have prior to that year.

Our total revenues decreased to a total of $ 0.00, in 2006 from $19,500 in 2005, We attribute this

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

Liquidity and Capital Resources

Cash

Our cash as of December 31, 2006 was $74,755. We believe that we will be able to meet our cash requirements during 2007 principally through loans from our Chairman.

Notes Receivable

 The Company holds a promissory note made by Norman LLC, an entity controlled by the former Chairman and CEO of the Company, in the principal amount of $770,000. The $770,000 Note was originally made by Norman LLC to Direct Capital and was assigned by Direct Capital to the Company to satisfy $770,000 of the $900,000 purchase price which Direct Capital owed to the Company as of November 9, 2004 for 31,500,000 (post reverse split) shares of the Company's newly-issued common stock. The $770,000 Note, which was due and payable on June 15, 2005 and extended to June 15, 2006, provides for quarterly payments of only interest at an annual interest rate of 12%.

 On November 30, 2004, the Company lent $600,000 to Norman LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company had the right to extend the maturity date of the $600,000 loan to Norman LLC to June 15, 2007.

We expect that the amounts we derive from the promissory notes held by us, including the interest in Norman Property LLC, will be sufficient to enable us to satisfy our outstanding indebtedness. Such amounts may not, however, be realized in time to enable us to satisfy our obligations timely or to pay our ongoing operating expenses. To enable us to satisfy certain of our obligations pending the receipt of the proceeds of our current assets, our Chairman has agreed to lend us up to $300,000 on a revolving basis at the interest rate of 8% per year. We believe that such amount will enable us to meet our cash needs for 2007. See Item 5, “Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities - Recent Sales of Unregistered Securities”.

We will need additional financing to expand our business, to carry out our business plan and to reduce our debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely  affect our operating results and prospects.

Notes Payable

As of December 31, 2006, our notes payable consisted of the following:

 HYPOTHECATORS

a promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. The promissory note accrues interest at the rate of 15% per annum and was due June 15, 2006. The note was extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principal and interest though October 2007. The Company made the first two payments pursuant to the agreement in February and March 2007.

In addition, on November 1, 2006, four parties acquired the debentures in the principal amount of $250,000 and $236,500 (the “Debentures”) previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At December 31, 2006, there was $600,000 outstanding on the Debentures. In addition, the interest payment required for the period ended December 31, 2006 was not paid timely. As such, the Debentures were in default at that time. None of the Debenture holders have sought to enforce any of the default provisions to date.

In addition, in October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of Norman Property LLC (at December 31, 2006 the exercise price would have been $.05). The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At December 31, 2006, there were $465,000 in convertible notes outstanding. The Company did not make the first quarterly payment of interest timely, causing a default on the notes. The interest payment was made during January 2007. None of the note holders has notified the Company of their intention to exert any of there rights regarding this default.

Item 7. Financial Statements.

The financial information required by this item is set forth beginning on page F-1 following the signature page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 8A. Controls and Procedures.

Our management, including our chief executive officer and president and our chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2006.

During our fiscal quarter ended December 31, 2006, 2006, we failed to file a Form 8-K to disclose our untimely filing of our Report on Form 10-QSB for the Quarter ended September 30, 2006. Notwithstanding our failure to file such Form 8-K, we believe that our disclosure controls and procedures are effective, as the filing was made on the due date, but was untimely by several hours, a delay occasioned by severe document backups, outside of our control, at the EDGAR filing service we use.

Based upon their evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

  There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date or during the fourth quarter of 2005.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the directors and executive officers of the Company.

Name of Individual	Age	Position with the Company
Jonathan Ilan Ofir	43	Chairman and Chief Executive Officer
Michael Gibbs	69	Chief Financial Officer
Marc Narboni	48	Director
Gregory Bitterman	45	Director
Seth Yakatan	35	Director

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings. Officers are appointed by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees of our Board of Directors at this time. There is no family relationship among the above directors and officers.

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

Jonathan Ilan Ofir has been our Chairman and Chief Executive Officer since March 11, 2005. Mr. Ofir was instrumental in obtaining and financing the property located at 231 Norman Avenue. He has been the President of Gunther Franz, Inc., an investment company involved in real estate holdings, since January 1997. Since April 2002 to the present, Mr. Ofir has been the co- manager of Power Equity Management, LLC, a private company involved in real estate transactions and investments. From 1994 through 1997, Mr. Ofir was Chairman and President of Catalana Ban 58 Inc., one the largest shirt manufacturers and textile companies in Israel. From 1994 through 1997, Mr. Ofir founded and directed Teno Direct Investments Ltd., a company focused on investing in opportunities that would benefit from capital, changes in management and rationalizing operations through mergers and strategic alliances. Mr. Ofir received an MBA in International Finance, in 1990 and a BA in Statistics and Economics in 1989 from Hebrew University, Jerusalem, Israel.

Michael Gibbs, our Chief Financial Officer from March 11, 2005 until his retirement on March 31, 2007, was also a director from February 11, 2005 until March 11, 2005. Mr. Gibbs is the President of Page Mill Corporation, a. business consulting firm, which he began in 1971. Since 1999, Mr. Gibbs has consulted to certain privately owned businesses, including the largest freight airline in Florida. From September 1996 to April 1999, he was President, Chief Executive Officer and Chairman of the Board of Directors of Compass Plastics Corporation and its predecessor, a manufacturer of television and computer cabinets and related items. Mr. Gibbs began his business career in 1964 with the international business consulting firm of Booz Allen & Hamilton and spent five years as Vice President of Corporate Planning for ReLiance Holdings Corporation (formerly, Leas co Corporation), a New York Stock Exchange company, before becoming an independent entrepreneur and business advisor in 1973. For the past 32 years, Mr. Gibbs has served as a financial and business advisor to third parties in the identification, financing, acquisition and operation of approximately 45 businesses, and has participated as a principal stockholder, executive officer and director in certain of such businesses. Mr. Gibbs received a BS degree in Engineering from the University of Alabama in 1957 and a Masters degree in Industrial Management from New York Polytechnic Institute in 1965.

Marc Narboni, a director of the Company since February 11, 2005, studied Talmudic law at a yeshiva in Jerusalem from March 2000 through September 2001. From April 2001 until present Marc has served as co-founder and Chief Executive Officer of Einsof capital, an investment company which invests in real estate and equities. He also holds a BA in hotel and business management. Mr. Narboni is a member of our audit committee.

Gregory Bitterman, a director of the Company since February 11, 2005, has been of counsel to the law firm of Aron J. Broder and Jonathon Reiter, where he focuses on plaintiff litigation. Mr. Bitterman has been of counsel at such firm since 1992. Mr Bitterman received a law degree from Case Western University School of law in 1985. Mr. Bitterman is a member of our audit committee.

Seth Yakatan, a director of the Company, worked with Union Bank of California, N.A., in the media and telecommunications group from June 1996 until April 2001. While there, he completed numerous debt financings while placing subordinated debt and private equity into several portfolio companies on behalf of the bank. Since April 2001 as a Co-Founder of Kaman, Mr. Yakatan has successfully managed sell-side M&A engagements for companies in the Life Sciences. Mr. Yakatan holds a MBA in Finance from the University of California, Irvine and a BA in History and Public Affairs from the University of Denver. Mr. Yucatan is a member of our audit committee.

Audit Committee Financial Expert

Our Audit Committee consists of the following members: Messrs. Narboni, Bitterman and Yakatan. Mr. Yakatan is our audit committee financial expert and is “independent” as defined in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year ended December 31, 2005, the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed all forms on a timely basis. All other Forms 3, 4, and 5 and any amendments thereto, were filed on a timely basis.

Item 10. Executive Compensation.

The following table provides certain information about the compensation which we paid to our Chief Executive Officer and other officers, none of whom were paid at least $100,000, in 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jonathan Ilan Ofir, CEO	2006	5000 per month	0	0	0	0	0	$0	30,000
Michael Gibbs, CFO		2,000 per month	0	0	0	0	0	0

Incentive Plans

We have not adopted any stock option or incentive plans.

Option Grants in Last Fiscal Year

In 2006, we did not grant any options to purchase shares of Common Stock to our officers or directors.

Option Grants In Last Fiscal Year (2006)

	Year	Options Granted(1)	Employees in Fiscal Year	Number of Securities Underlying Exercise Price	% of Total Options Granted to Expiration Date
NA.	2006	-0-	-0-	N/A	N/A

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

During 2006, none of our officers or directors exercised any options to purchase shares of Common Stock. Jonathan Ilan Ofir held certain stock options as of December 31, 2006. The following table sets forth, for our officers and directors, the number and value of vested and unvested options held as of December 31, 2006 and the value of any in-the-money stock options, vested and unvested, as of such date.

Option Value at December 31, 2006

	Number of Securities Underlying Unexercised Options at December 31, 2006		Value of Unexercised In-The-Money Options at December 31, 2006
	Exercisable	Unexercisable	Exercisable	Unexercisable
Not Applicable	-0-	-0-	N/A	N/A

The last sale price of the Common Stock was $0.07 on April 13, 2007.

Employment Agreements.

Jonathan Ilan Ofir entered a contract of employment with us as of July 2006, receiving $5000 per month pursuant to its terms. Michael Gibb received $2,000.00 as compemsation for his services to the company

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We had 59,420,806 shares of Common Stock outstanding as of April 13, 2007. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 13, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

Officers, Directors and 5% Stockholders	Title of Class	No. of Shares	Percentage Ownership
Jonathan Ilan Ofir	Common	30,952,997	52%
Jonathan Rigbi	Common	6,000,000	10
Gregory Bitterman	Common	-0-
Michael Gibbs	Common	-0-
Marc Narboni	Common	-0-
Seth Yakatan	Common	-0-
Paget Worldwide Holdings	Common	4,000,000	6.7
DCI Ltd.	Common	3,150,000	5.3
All directors and executive officers as a group (6 persons)

The address of each individual listed in the foregoing table is c/o the Company at 8 Bond Street, Great Neck, New York 11021.

Item 12. Certain Relationships and Related Transactions

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

As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the “Ofir Note”) is filed as Exhibit 10.30 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days’ notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum.

Item 13. Exhibits.

Exhibit No.	Description	Where Found
3.1	Articles of Incorporation, as amended	Form 10-SB, filed with the SEC on July 25, 2000 and filed with the Schedule 14C filed on October 13, 2004

3.2	Bylaws	Form 10-SB, filed with the SEC on July 25, 2000

10.1
Assignment of Obligations under Promissory Note and Indemnification Agreement, dated November 29, 2004, by and between DCI USA, Inc. and 231 Norman Avenue Property Development, LLC relating to Elliot Rubin.
8-K, filed with the SEC on December 3, 2004

10.2	Modification Agreement dated November 30, 2004, between 231 Norman Avenue, LLC and DCI USA, Inc.	8-K, filed with the SEC on December 3, 2004

10.3	Standby Equity Distribution Agreement dated as of December 13, 2004 between Cornell Capital Partners, LP and DCI USA, Inc.	8-K, filed with the SEC on December 16, 2004

10.4	Modification Agreement dated as of December 31, 2004 among DCI USA, Inc., Direct Capital Investments, Ltd. and Apros and Chay MB Ltd.	8-K, filed with the SEC on January 6, 2005

10.5	Demand Promissory Note dated as of December 31, 2004 by DCI USA, Inc. in the original principal amount of $95,000 payable to Direct Capital Investments, Ltd.	8-K, filed with the SEC on January 6, 2005

10.6	Note dated March 7, 2005 between DCI USA, Inc. and NY2K, Inc.	8-K, filed with the SEC on March 15, 2005

10.7	Forebearance and Modification Agreement dated as of March 31, 2005 by and between 231 Norman Avenue, LLC and DCI USA, Inc.	Form 10-KSB, filed with the SEC on April 15, 2005

10.8	Promissory Note, dated as of July 5, 2005, from Bartram Holdings, Inc. to the Company in the amount of $70,000	Form 10-Q/A filed with the SEC on August 29, 2005

10.9	Convertible Promissory Note, dated as of March 1, 2006, from DCI USA, Inc. to Jonathan Ilan Ofir in the amount of up to $300,000.	Form 10-KSB, filed with the SEC on 2006

10.10

10.11

10.12

10.13

10.14

10.15

10.16

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.	Filed herewith

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.	Filed herewith

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

Numbers with (*) indicate exhibits that are filed herewith.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Since January 27, 2005, Seligson & Giannattasio LLP has been serving as our principal accountant. During fiscal year 2006 and fiscal year 2005, the aggregate fees which were billed to us by our principal accounting firm for professional services were as follows:

Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees
Audit-Related Fees
Tax Fees
All Other Fees	$-0-	$-0-

During 2006, we made total payments of $_________ to Seligson & Giannattasio LLP.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2006, we did not have a formal documented pre-approval policy for the fees of our principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCI USA, INC.

Date: April 17, 2007	By:	/s/ Jonathan Ilan Ofir
Jonathan Ilan Ofir
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Jonathan Ilan Ofir Jonathan Ilan Ofir	April 17, 2007
Chairman and Chief Executive Officer

/s/ Marc Narboni Marc Narboni	April 17, 2007
Director

/s/ Gregory Bitterman
Gregory Bitterman	April 17, 2007
Director

Seth Yakatan	April , 2007
Director

DCI USA, INC. AND SUBSIDIARY
BALANCE SHEET
December 31, 2006
ASSETS
Current Assets:
Cash	$74,755
Prepaid expense	8,002
Interest receivable-related party	8,798
Loan receivable- related party	55,000
Loan receivable - Gunther	630,000
Note receivable- net of discount	142,485

Total current assets	919,040

Fixed assets, net	3,225

Investment in 231 NAPD	1,355,998
Noncurrent notes receivable	70,000

Total assets	2,348,263

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

Loan payable - Hypothicators	$400,000
Accounts payable	63,200
Accrued interest	20,620
Convertible notes	465,000
Convertible debentures	600,000

Total current liabilities	1,548,820

Amount due on option to repurchase common stock	112,500

Total liabilities	1,661,320

STOCKHOLDERS' EQUITY

Preferred Stock, par value $.001,
Authorized 1,000,000 shares
Series A Preferred, 200,000 shares authorized
none issued and outstanding	-

Common stock, par value $.001,
100,000,000 shares authorized, 53,292,681
shares outstanding	53,292

Additional paid-in-capital	2,526,671

Retained deficit	(1,893,020)

Total stockholders' equity	686,943

Total liabilities and stockholders' equity	$2,348,263
The accompanying notes are an integral part of these financial statements.

DCI USA, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Operating Income

Revenue	$-	$19,500
Interest income	160,391	180,653

Total income	160,391	200,153

Expenses:

General & administrative expense	298,287	235,491
Interest expense	239,596	199,625
Professional fees	145,000	216,651
Director fees	-	56,250
Income taxes	3,729	3,657

Total expenses	686,612	691,674

Loss from operations	(526,221)	(491,521)

Other Income:

Gain on loan assignment	-	(62,596)
Net (gain)/loss on investment	9,112	50,253

Total Other Income	9,112	(12,343)

Net loss	(535,333)	(499,198)

Dividends on preferred shares	-	(9,167)

Net loss available to common shareholder	$(535,333)	$(488,345)

Basic and Diluted
Loss per share available
to common shareholder	($0.01)	($0.01)

Weighted average number of
Common Stock outstanding	40,566,214	35,998,665

The accompanying notes are an integral part of these financial statements.

DCI USA, Inc. and Subsidiary
Statement of Stockholders' Equity
Years ended December 31, 2006 and 2005

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable

Balance, January 1, 2005	200,000	$200	35,000,035	$35,000	$1,727,082	$(869,342)	$30,000

Shares issued to officers and former officers	-	-	1,125,000	1,125	55,125	-	-

Beneficial conversion feature of debt	-	-	-	-	74,675	-	-

Stock subscriptions satisfied							(30,000)

Dividends on preferred stock	-	-	-	-	-	(9,167)	-

Net loss	-	-	-	-	-	(499,178)	-

Balance, December 31, 2005	200,000	200	36,125,035	36,125	1,856,882	(1,377,687)	-

Conversion of officer note and interest	-	-	1,252,997	1,252	61,397	-	-

Partial conversion of investor debt	-	-	350,649	351	13,149	-	-

Conversion of preferred stock, including
accrued dividends	(200,000)	(200)	1,500,000	1,500	7,867	-	-

Conversion of investor debt to stock	-	-	4,064,000	4,064	209,876	-	-

Amount due on option to repurchase
common stock	-	-	-	-	(112,500)	-	-

Sale of common stock	-	-	10,000,000	10,000	490,000	-	-

Net loss	-	-	-	-	-	(535,333)
Balance, December 31, 2006	-	$-	53,292,681	53,292	$2,526,671	($1,913,020)	$-

The accompanying notes are an integral part of these financial statements.

DCI USA, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS

	YEAR ENDED
	DECEMBER 31
	2006	2005
Operating activities:
Net loss	$(535,333)	$(479,178)
Adjustments to reconcile net loss to net
cash flows from operating activities
Amortization of loan costs	41,548	40,000
Stock issuance for services	-	56,250
Gain on loan assignment	-	(62,596)
(Gain)/Loss on investments	-	50,253
Loss on equity investment	9,112	-
Amortization of discounts	79,345	68,451
Depreciation and amortization	-	-
Amortization of note receivable discount	(10,735)	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	9,390	(12,502)
Interest receivable	(2,941)	(2,118)
Accounts payable & accrued expense	(98,283)	153,127

Net cash flows from operating activities	(507,897)	(188,313)

Investing activities:

Proceeds from sale of investments	-	131,000
Purchases of property and equipment	(3,225)	-
Loans to third parties	(685,000)	-

Net cash flows from Investing activities	(688,225)	131,000

Financing activities:

Proceeds from convertible notes	1,065,000	250,000
Proceeds from loan	-	100,000
Payment of loans payable	(300,000)	(95,000)
Payment of loan	-	(200,000)
Issuance of common stock, net	500,000	-
Deferred loan costs	-	(30,000)

Net cash flows from financing activities	1,265,000	25,000

Decrease in cash and cash equivalents	68,878	(32,313)

Cash, beginning	5,877	38,190

Cash, ending	74,755	$5,877

Supplemental disclosure of cash flow Information:
Interest Paid	$64,000	$49,926
Income Taxes Paid	$3,729	$3,657

Noncash Financing Activities:
Conversion of debt and related interest to equity	$290,089	$-

The accompanying notes are an integral part of these financial statements.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2006, the Company acquired a 100% interest in 231 Norman Avenue LLC (“Norman LLC”). Norman LLC is the holder of a 30% interest in 231 Norman Avenue Property Development, LLC (“Norman Property LLC”).

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, 231 Norman. All material intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues have been derived primarily from the lending of funds and consist primarily of investment income. Revenues are reported as the investment income is earned.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 the Company had no cash balances in excess of federally insured limits, although the Company’s cash balances may have exceeded the insured limits at times during the year.

NOTES RECEIVABLE

The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. There were no allowances for loan losses at December 31, 2006 and 2005.

FIXED ASSETS

The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the expected useful life of the asset as follows:

Leasehold improvements	Remaining lease term or useful life
Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years

Fixed assets at December 31, 2006 are comprised of office equipment. The Company has not provided for any depreciation expense for the year ended December 31, 2006 as the assets were purchased late in 2006 and any depreciation for the period would not be material.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED LOAN COSTS

Deferred financing costs, consisting primarily of debt issuance costs and debt issuance discounts, are amortized using the straight-line method over the term of the related debt. Amortization of debt issuance expense of $41,548 and $40,000 for the years ended December 31, 2006 and 2005, respectively, is included in general and administrative expenses. Amortization of discounts for beneficial conversion features of certain debt of $79,345 and $52,708 for the years ended December 31, 2006 and 2005 is reflected in interest expense.

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the years ended December 31, 2006 and 2005.

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were 21,600,000 and 16,987,013 potentially dilutive common shares outstanding on December 31, 2006 and 2005, which were excluded from the calculation of diluted earnings per share, consisting primarily of shares issuable upon the conversion of debt and equity and the exercise of stock options.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“FASB No. 155”). FASB No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FASB No. 155:

a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation

b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133

c.
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives

e.
Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of FASB No. 155 may also be applied upon adoption of FASB No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of FASB No. 155. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of FASB No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.

At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. The cumulative-effect adjustment should be disclosed gross (that is, aggregating gain positions separate from loss positions) determined on an instrument-by-instrument basis. Prior periods should not be restated. The Company does not believe there will be any effect on the financial statements upon adopting FASB No. 155.

In March 2006, the FASB issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FASB Statement No. 156”). FASB No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. FASB No. 156 is effective for years beginning after September 15, 2006. The Company does not believe FASB No. 156 will have a material effect on the Company’s financial statements.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FASB No. 157”). FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently reviewing the potential effect of this statement on its financial statements.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132R” (“FASB No. 158”). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not believe FASB No. 158 will have any material effect on its financial statements.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company’s previously issued balance sheets, statements of operations, and cash flows for the calendar quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 have been restated to correct for certain accounting errors in the following area:

Convertible debentures

The Company had previously recorded the debt as a conventional convertible debt. Following the receipt of, and responses to a comment letter from the staff of the SEC’s Division of Corporate Finance, the Company has determined that the beneficial conversion features should be recalculated pursuant to the guidance in Case 5 contained within EITF Issue 98-5. Upon the recalculation, the Company determined that the beneficial conversion feature was $74,675, for each of the convertible debentures.

Restatement Impact on Consolidated Statement of Operations
For the three months ended March 31, 2006 and June 30, 2006

	March 31, 2006		June 30, 2006
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Operating Income	$44,565	$44,565	$45,060	$45,060

Operating expenses:
General and administrative expenses	39,701	39,701	66,379	66,379
Interest expense	41,288	45,582	73,039	77,333
Professional fees	18,725	18,725	18,134	18,134
Director fees	—	—	—	—
Income taxes	—	—	2,485	2,485

Total expenses	99,714	104,008	160,037	164,331

Other income:
(Gain) on loan assignment	—	—	—	—
Net (gain)/loss on investment	—	—	—	—

Total other income	—	—	—	—

Net loss	(55,149)	(59,443)	(114,977)	(119,271)
Weighted average number of common stock outstanding	36,125,035	36,125,035	36,860,156	36,860,156

NOTE 3 Restatement and reclassification of previously issued financial statements (continued)

Restatement Impact on Statement of Operations
For the three months ended September 30, 2006

	September 30, 2006
	As Previously
	Reported	As Restated
Operating Income	$45,555	$45,555

Operating expenses:
General and administrative expenses	71,996	71,996
Interest expense	42,921	47,215
Professional fees	14,173	14,173

Total expenses	129,090	133,384

Other income:
(Gain) on loan assignment	—	—
Net (gain)/loss on investment	—	—

Total other income	—	—

Net loss	(83,535)	(87,829)

Basic and diluted loss per share	($.00)	($.00)

Weighted average number of common shares outstanding	40,062,108	40,062,108

Basic and diluted loss per share	(0.00)	(0.00)

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 NOTES RECEIVABLE TO AFFILIATES

NORMAN LLC

The Company holds a promissory note made by Norman LLC, an entity controlled by the former Chairman and CEO of the Company, in the principal amount of $770,000. The $770,000 Note was originally made by Norman LLC to Direct Capital and was assigned by Direct Capital to the Company to satisfy $770,000 of the $900,000 purchase price which Direct Capital owed to the Company as of November 9, 2004 for 31,500,000 (post reverse split) shares of the Company's newly-issued common stock. The $770,000 Note, which was due and payable on June 15, 2005 and extended to June 15, 2006, provides for quarterly payments of only interest at an annual interest rate of 12%.

On November 30, 2004, the Company lent $600,000 to Norman LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and is payable every three months on the 25th day of the month. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company had the right to extend the maturity date of the $600,000 loan to Norman LLC to June 15, 2007.

The obligations of Norman LLC to the Company are secured by, among other collateral, a pledge of the membership interests owned by Norman LLC in Norman Property LLC, which represented 30% of the outstanding ownership interests in Norman Property LLC as of March 7, 2005. In connection with the $600,000 loan and the $770,000 Note, the Company was issued options to purchase from Norman LLC its membership interests in Norman Property LLC. These options give the Company the right to purchase up to a total of 30% of the outstanding membership interests in Norman Property LLC for consideration equal to the aggregate outstanding amounts due and payable under the $600,000 loan and the $770,000 loan. One of these options allows the Company to purchase 12.5% of the Norman Property LLC membership interests and may be exercised by the Company upon a default of the $600,000 loan obligation or at any time prior to payment in full of the $600,000 loan. The exercise price of such option is the outstanding amount then due and payable under the $600,000 loan. The other of these options allows the Company to purchase 17.5% of the Norman Property LLC membership interests and may be exercised by the Company upon a default of the $770,000 Note or at any time prior to the payment in full of the $770,000 Note. The exercise price of such option is the outstanding amount then due and payable under the $770,000 Note. In November 2006, the Company entered into an agreement whereby it acquired all the membership interests outstanding of Norman LLC.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 NOTES RECEIVABLE TO AFFILIATES (CONTINUED)

NORMAN LLC (CONTINUED)

Norman Property LLC is a New York limited liability company engaged in owning, developing and operating income producing real property. Norman Property LLC owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, Norman Property LLC consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue, the conversion of the existing building to condominiums, is anticipated to be completed by the end of the second quarter of 2007. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of Norman Property LLC. The Company’s investment in Norman Property LLC is being accounted for on the equity method of accounting. The following is a summary of selected financial information from the financial statements of the Norman Property LLC:

	Total	Long-term	Total	Total
	Assets	Debt	Liabilities	Capital
December 31, 2006	$12,277,879	$9,113,890	$9,223,890	$3,053,989

	Gross	Net
	Revenues	Loss
November 14, 2006 (date investment acquired) to December 31, 2006	$-0-	$30,374

In November 2006, the Company purchased an option to acquire an additional 20% interest in Norman Property LLC for $100,000. The option price was required to be paid by December 31, 2006. The option, which if exercised prior to March 30, 2007, gives the Company the right to purchase the 20% interest in exchange for 18 million shares of the Company’s common stock and a promissory note in the amount of $1,400,000. The promissory note would bear interest at the rate of 8% and is due in November 2011. The payment of the option price has been extended to June 30, 2007 and the exercise of the option has been extended to July 31, 2007.

APROS AND CHAY MB LTD.

On December 13, 2004, the Company entered into a Loan Agreement (the "Initial Loan") with Apros and Chay MB Ltd., an Israeli private merchant banking company ("Apros and Chay") which is affiliated with our then our President, Chief Financial Officer and director. Pursuant to the terms of such Loan Agreement, the Company lent Apros and Chay $96,000. Interest accrued at the rate of 10%. As security for this loan, Apros and Chay hypothecated all its outstanding share capital to the Company, agreed not to issue any shares or convertible securities and granted the Company a second pledge in its shares in Technoprises Ltd.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 NOTES RECEIVABLE TO AFFILIATES (CONTINUED)

APROS AND CHAY MB LTD. (CONTINUED)

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

ASSIGNMENT OF APROS AND CHAY

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 NOTES RECEIVABLE TO AFFILIATES (CONTINUED)

APROS AND CHAY MB LTD. (CONTINUED)

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

The Company recorded a discount of $21,456 on the $150,000 amount due in September 2007 to reflect the present value of the funds to be received. The discount will be amortized on a straight-line basis to interest income over the life of the loan. In March 2007, TSOS paid the loan in full with principal and interest amounting to $144,691.

GUNTHER WIND ENERGY

In August 2006, the Company entered into an agreement to provide Gunther Wind Energy Ltd. (“Gunther”) with up to $650,000 for its development of and collaboration in clean energy generation projects in Israel and elsewhere. The loans are due on January 31, 2007 and include a provision for interest paid to the Company in the form of two options to purchase shares of Gunther. One option allows the Company to purchase up to 99,000 shares of Gunther at a price of $.10 per share for a one year period. The second option allows the Company to purchase 1,000 shares of Gunther for an exercise price of $1 per share for a one year period. Upon the exercise of the options, the Company would own 100% of the outstanding equity in Gunther. As of December 31, 2006, the Company had advanced $630,000 pursuant to the loan agreement and had not exercised either of the options. In January 2007, the Company extended the due date of the loan to May 30, 2007.

NOTE 5 INVESTMENT IN BARTRAM

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 INVESTMENT IN BARTRAM (CONTINUED)

As a result of the Bartram Repurchase, the Company no longer holds an ownership interest in Bartram and no longer has a right to nominate a board member to Bartram. In connection with the Bartram Repurchase, Bartram issued to the Company options to purchase shares of Bartram common stock as follows: 3,000,000 shares at the exercise price of $.05 per share, such option expiring June 30, 2008; 1,000,000 shares at the exercise price of $.075 per share, such option expiring June 30, 2009; and 1,000,000 shares at the exercise price of $.10 per share, such option expiring June 30, 2010. Also in connection with the Bartram Repurchase, the Company issued to Bartram an option, expiring June 30, 2007, to purchase 300,000 shares of the Company's common stock at the exercise price per share equal to the per share asset value of the Company at the time of exercise but not less than $0.50 per share. Currently the Company attributes no value to the aforementioned options to purchase shares of Bartram. These options represent a continuing equity interest in the divested Bartram asset. The Company has reviewed the investment and the available information on the divested assets and determined that any valuation allowance to be reported as a result of the continued equity investment in Bartram would not be material to the Company’s balance sheet, statements of operations, stockholders’ equity and cash flows for all periods presented.

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 NOTES PAYABLE

HYPOTHECATORS

In November 2004, the Company entered into an agreement with Norman Property LLC regarding the assignment to the Company of a promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. Pursuant to the assignment agreement, the Company received $400,000 from Norman Property LLC. The promissory note accrues interest at the rate of 15% per annum and is due June 15, 2006. The note was extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principle and interest though October 2007. The Company made the first two payments pursuant to the agreement in February and March 2007.

TSSS, INC

In March 2005, the Company issued a promissory note totaling $100,000 to NY2K, Inc. The note was assigned by NY2K, Inc. to TSSS, Inc. Such Note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to TSSS, Inc., which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended. Subsequent to the receipt by the Company of a letter from the Staff of the Securities and Exchange Commission ("SEC") in which the Staff raised questions with respect to the Company's compliance with the provisions of the Investment Company Act of 1940 applicable to business development companies, the Company and TSSS, Inc. rescinded the cancellation of the Company's $100,000 Note and issuance of 2,000,000 shares of Common Stock.

In July 2006, the Company and TSSS, Inc. entered into an agreement whereby the note owed to TSSS, Inc. was cancelled in consideration for the Company’s issuance of 2,000,000 shares of its restricted common stock to TSSS, Inc.

ICHAKI LOAN

In May and August 2006, the Company issued promissory notes to Gad Ichaki totaling $300,000. The note incurred interest at the rate of 8% per annum and is due on demand. In September 2006, $100,000 of the principle plus the accrued interest was converted into 2,064,000 shares of the Company’s common stock. In October 2006, the Company obtained a loan from Paget Worldwide Holdings, the proceeds of which were used, to repay the note to Gad Ichaki. In October 2006, Paget Worldwide Holdings converted the note into 4,000,000 shares of the Company’s common stock.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 CORNELL SECURITIES PURCHASE AGREEMENT

DEBENTURES

On December 6, 2004, the Company entered into a Securities Purchase Agreement whereby the Company issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. and the Company agreed to issue a second $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. within five business days of filing a registration statement with the Securities and Exchange Commission. The outstanding $250,000 principal amount convertible debenture bears interest at 8%, matures two years from the date of issuance, and is convertible into our common stock, at the holder's option, at the lower of: (a) $.074 or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or all of the outstanding debenture at a price equal to $0.072. The Company granted Cornell Capital Partners, L.P. a security interest in all our assets. In addition, Apros and Chay, Ltd. pledged to Cornell Capital Partners all of its shares (a total of 48,500,000 shares) in Technoprises Ltd., an Israeli company. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $74,675. The beneficial conversion feature is reflected as a discount on the debentures and is being amortized as additional interest expense over the term of the debenture.

As of April 20, 2006, Cornell had elected to convert $13,500 principal amount of the $250,000 Debenture which the Company issued to Cornell in December 2004. As a result, on or about June 2, 2006, the Company issued to Cornell 350,649 restricted shares of Common Stock. The Company believes such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 1, 2005, the Company issued a second 8% Secured Convertible Debenture in the original principal amount of $250,000 to Cornell. The debenture has a term of two years, accrues interest at 8% and is convertible into common stock at a price per share equal to the lesser of (a) $0.36 per share, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or all of the outstanding debenture at a price equal to $0.35 per share. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $74,675. The beneficial conversion feature is reflected as a discount on the debentures and is being amortized as additional interest expense over the term of the debenture.

On November 1, 2006, four parties acquired the debentures in the principal amount of $250,000 and $236,500 (the “Debentures”) previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At December 31, 2006, there was $600,000 outstanding on the Debentures. In addition, the interest payment required for the period ended December 31, 2006 was not paid timely. As such, the Debentures were in default at that time. None of the Debenture holders have sought to enforce any of the default provisions to date.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 CORNELL SECURITIES PURCHASE AGREEMENT (CONTINUED)

DEBENTURES (CONTINUED)

The parties further agreed to amend the terms under which the Debentures can be converted into common stock of the Company. As amended, the outstanding principal amount of the Debentures, together with accrued interest, is convertible into common stock at any time and from time to time, in whole or in part, at a price of five ($.05) cents per share at any time until December 31, 2006, and at a price of seven ($.07) cents per share at any time after December 31, 2006, until paid in full. Instead of such registration rights as were provided in the Debentures, the parties have agreed that the Debenture holders shall have “piggy-back” rights with respect to the shares issuable upon conversion of the Debentures. Those provisions contained in the Debentures limiting the Company’s ability to issue shares of its common or preferred stock without the consent of the holders of the Debentures have also been deleted.

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 CORNELL SECURITIES PURCHASE AGREEMENT (CONTINUED)

STANDBY EQUITY DISTRIBUTION AGREEMENT (CONTINUED)

In June 2006, The Company and Cornell agreed to terminate the agreement.

NOTE 8 CONVERTIBLE NOTE OFFERING

In October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of Norman Property LLC (at December 31, 2006 the exercise price would have been $.05). The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At December 31, 2006, there were $465,000 in convertible notes outstanding. The Company did not make the first quarterly payment of interest timely, causing a default on the notes. The interest payment was made during January 2007. None of the note holders has notified the Company of their intention to exert any of there rights regarding this default.

NOTE 9 STOCKHOLDERS' EQUITY

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

The Company issued these shares pursuant to an agreement (the "Waiver Agreement"), dated as of June 2, 2006, between the Company and Cornell, which provided for the waiver by Cornell of certain defaults under the $250,000 principal amount Debentures (each a "Debenture") which the Company had issued to Cornell in each of December 2004 and February 2005, and under the documents related to such Debentures. Pursuant to the Waiver Agreement, Cornell became obligated to cancel the 200,000 shares of the Company’s Series A Preferred Stock ("Preferred Stock") which the Company had issued to Cornell in December 2004 as a commitment fee under the Standby Equity Distribution Agreement, dated December 13, 2004, between the Company and Cornell. In return, the Company became obligated to issue to Cornell 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option has a duration of three (3) years and may be exercisable by Cornell at any time. Under the Waiver Agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company’s compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents.

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

ADDITIONAL ISSUANCES OF COMMON STOCK

In September 2006, the Company sold 6,000,000 shares of its common stock to Jonathan Rigbi (the father our Chairman and Chief Executive Officer) for $.05 per share.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 PROMISSORY NOTE FROM CHAIRMAN

As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and the Company issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the "Ofir Note"). The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and the Company may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of the Company’s common stock at the conversion price of $0.05 per share. Interest accrues at the rate of 8% per annum. The Company believes that the issuance of the Ofir Note, and the issuance of the shares of the Company’s common stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) the Securities Act of 1933, as amended.

In September 2006, 1,252,997 shares were issued to Mr. Ofir for the conversion of the outstanding principle and interest on the promissory note. The shares were converted at the rate of $.05 per share.

NOTE 11 ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2006, the Company had approximately $1,197,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2026 for federal purposes and 2010 for state purposes. The Company has reported a valuation allowance of approximately $515,000.

Deferred income taxes (benefit) reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:
	Year Ended December 31,
	2006	2005
U.S. Statutory Rate	34%	34%
State income taxes	9	9
Valuation allowance	(43)	(43)
	0%	0%

NOTE 13 COMMITMENTS AND CONTINGENCIES

Effective July 1, 2005, the Company entered into a 2-year non-cancelable operating lease to occupy space in Great Neck, New York . The lease called for a monthly initial rent of $2,200 per month for the first year and $2,300 per month in the second year. Future minimum rental payments for 2007 total $13,800. The Company incurred $27,000 in rent expense for the year ended December 31, 2006.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUBSEQUENT EVENTS

PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT

In January 2007, the Company entered into a Purchase and Strategic Relationship Agreement with Senergy, Ltd. (“Senergy”), an Israeli limited liability company (the “Senergy Agreement”). Pursuant to the agreement, the Company, through a new to be formed subsidiary, is to make investments in three installments totaling $500,000 in Senergy. In return for the investment, the Company receives promissory notes totaling $500,000 and a 60% equity interest in Senergy. The Promissory notes incur interest at the rate of 6% and are due 18 months after the date of the note. The Company made the first required installment of $100,000, but has yet to make the installment due by February 28, 2007, totaling a minimum of $200,000.

The agreement also contains a three-year option for Senergy to purchase shares of the Company’s subsidiary if certain before tax profit goals are met. The option allows Senergy to purchase up to 49% of the Company’s subsidiary at fixed exercise prices upon the attaining of the performance goals. The principles of Senergy are to be granted a three-year option to purchase up to 6,000,000 shares of the Company’s common stock with exercise prices ranging from $.10 to $.20 per share. In addition, upon the completion of the due diligence by the Company, the principles of Senergy are to be issued 500,000 of the Company’s common stock. The Company is in the process of renegotiating the above agreement for more favorable terms.

OPTION GRANT

The Company granted an additional option to one of the principles of Senergy for the purchase of up to 6,000,000 shares of the Company common stock at exercise prices ranging from $10 to $20 per share.