Form 10KSB/A
period 2005-12-31
DCI USA, INC
filed 2007-05-04
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No.1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Formats (check one): Yes |_|  No |X|

      DCI USA, Inc. (the "Company") is filing this Form 10-KSB/A ("Amendment No. 1") to its Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission ("SEC") on March 31, 2006 (the "Original 10-KSB"). This Amendment amends in its entirety the Original 10-KSB, and continues to speak as of the date of the Original 10-KSB. We have updated the disclosure contained herein to reflect the following adjustments and changes: i) a restated discussion of our Nature of Operations, to characterize certain transactions in accordance with the guidance of EITF 85-1 and SAB topic 4E; ii) a clarification of Note 4 regarding the accounting and facts surrounding our divestiture of an investment; and iii) a recalculation of the amount of beneficial conversion features of certain convertible debentures, and resulting restatements, pursuant to the guidance provided by EITF Issue 98-5 and EITF 00-27. Minor informalities have also been addressed. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.

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

Comparison of the results of operations: year ended December 31, 2005 to year ended December 31, 2004

         We incurred a net loss of $479,178 during the year ended December 31, 2005 compared to a net loss of $56,292 during the year ended December 31, 2004. Our total expenses increased from $136,080 in 2004 to $691,674 in 2005 primarily because (1) of increased professional fees and general and administrative expenses resulting from (a) our election to operate as a business development company, and (b) our engaging in a number of transactions to raise funds, to make investments and to restructure existing investments and borrowings, which transactions were complex in nature relative to the dollar amounts involved; (2) of increased interest expenses during 2005 relating to our debts which we did not have prior to November 9, 2004; and (3) we paid total fees to our directors of $56,250 in 2005 but did not pay them fees in 2004.

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

         As of December 31, 2005, our notes payable consist of the following:

                                                                    December 31,
                                                                       2005
                                                                    -----------
Note Payable to Hypothecators, interest accrues
at 15% per annum payable on the first of
each month, due June 15, 2006                                       $400,000

Loan payable - TSSS, Inc. - Interest accrues at 8% and
is payable quarterly commencing June 7, 2005, due
on March 7, 2006                                                     100,000

Convertible Debentures Issued to Cornell, net of
discount of $79,345; $250,000 due December 6,
2006 and $250,000 due March 1, 2007                                  420,655
                                                                    --------
                                                                    $920,655

         Of such $938,904, as of December 31, 2005, $722,448 was current obligations and $206,438 was non-current obligations.

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
       10.29         amount of $70,000.
-------------------------------------------------------------------------------------------------------------------------
                     Convertible Promissory Note, dated as of March 1,    Filed herewith
                     2006, from DCI USA, Inc. to Jonathan Ilan Ofir in
       10.30*        the amount of up to $300,000.
-------------------------------------------------------------------------------------------------------------------------

       23.1          Consent of Seligson & Giannattasio, LLP              Filed herewith
--------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Executive Officer required    Filed  herewith
       31.1*         by Rule 13a-14(a) under the Exchange Act.
-------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Financial Officer required    Filed  herewith
       31.2*         by Rule 13a-14(a) under the Exchange Act.
-------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Executive Officer pursuant    Filed herewith
                     to 18 U.S.C. Section 1350, as adopted pursuant to
       32.1*         Section 906 of Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------
                     Certification of Chief Financial Officer pursuant    Filed herewith
                     to 18 U.S.C. Section 1350, as adopted pursuant to
       32.2*         Section 906 of Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------

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

                                        DCI USA, INC.


Date: May 3, 2007                       By:  /s/ Jonathan Ilan Ofir
                                             ------------------------------
                                             Jonathan Ilan Ofir
                                             Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                              Date
---------                                              ----

/s/  Jonathan Ilan Ofir                                May 3, 2007
-----------------------------------------------
Jonathan Ilan Ofir
Chairman and Chief Executive Officer

/s/  Jonathan Rigbi                                    May 3, 2007
-----------------------------------------------
Jonathan Rigbi
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/  Marc Narboni                                      May 3, 2007
-----------------------------------------------
Marc Narboni
Director

/s/ Gregory Bitterman                                  May 3, 2007
-----------------------------------------------
Gregory Bitterman
Director

                                                       May 3, 2007
-----------------------------------------------
Seth Yakatan
Director

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DCI USA, Inc.


Date:  May 3, 2007                     By:  /s/ Jonathan Rigbi
                                           --------------------------------
                                            Chief Financial Officer

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

As discussed in Note 3 to the financial statements, the accompanying 2005 and 2004 financial statements have been restated.


Seligson & Giannattasio, LLP
White Plains, NY
March 24, 2006,

Except to Note 3 as to which the date is April 14, 2007

                                  DCI USA, INC
                                 BALANCE SHEETS
                               DECEMBER 31, 2005


ASSETS

  Current Assets:

Cash                                                         $      5,877
Prepaid expense                                                    12,502
Interest receivable - related party                                 5,857
Notes receivable - related party                                1,370,000
Deferred loan costs                                                41,548
                                                             -------------
  Total current assets                                          1,435,784

Noncurrent notes receivable, net of discount                      201,750
                                                             -------------
            Total assets                                     $  1,637,534
                                                             =============
LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Current Liabilities:

Loan payable - Hypothicators                                 $    400,000
Loan Payable - TSSS                                               100,000
Accounts payable                                                  109,644
Accrued interest                                                   62,548
Accrued expenses                                                    9,167
Convertible debentures net of discount of $35,783
   current portion                                                214,217
                                                             -------------
  Total current liabilities                                       895,576

Convertible debentures net of discount of $43,562
   noncurrent portion                                             206,438
                                                             -------------
            Total Liabilities                                   1,102,014
                                                             -------------
Stockholders' Equity

Preferred Stock, par value $.001,
   Authorized 1,000,000 shares
   Series A Preferred, 200,000 shares authorized
   200,000 issued and outstanding                                     200

Common stock, par value $.001,
   100,000,000 shares authorized, 36,125,035
   shares outstanding                                              36,125

Additional paid-in-capital                                      1,856,882

Retained deficit                                               (1,357,687)
                                                             -------------
            Total stockholders' equity                            535,520
                                                             -------------
            Total liabilities and stockholders'
              equity                                         $  1,637,534
                                                             =============

The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC
                            STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                                 2005               2004
Operating Income

Revenue                                                     $      19,500   $      69,300
Interest income                                                   180,653          15,235
                                                            -------------   --------------

             Total income                                         200,153          84,535
                                                            -------------   --------------
Expenses:

General & administrative expense                                  235,491          69,109
Interest expense                                                  179,625          16,216
Professional fees                                                 216,651          49,755
Director fees                                                      56,250               -
Income taxes                                                        3,657           1,000
                                                            -------------   --------------

             Total expenses                                       691,674         136,080
                                                            -------------   --------------

Loss from operations                                             (491,521)        (51,545)
                                                            -------------   --------------

Other (income) expense:

(Gain) on loan assignment                                         (62,596)             --
Net (gain)/loss on investment                                      50,253           4,747
                                                            -------------   --------------

             Total (income) expense:                              (12,343)          4,747
                                                            -------------   --------------
             Net loss                                            (479,178)        (56,292)

             Dividends on preferred shares                         (9,167)             --
                                                            -------------   --------------
             Net loss available to common stockholder       $    (488,345)  $     (56,292)
                                                            =============   ==============
Basic and Diluted
Loss per share available to common shareholder                     ($0.01)         ($0.00)
                                                            =============   ==============

Weighted average number of
Common Stock outstanding                                       35,998,665      10,399,657
                                                            =============   ==============

The accompanying notes are an integral part of these financial statements.

                                 DCI USA, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                              Preferred Stock              Common Stock         Subscription
                                            Shares      Amount         Shares        Amount      Receivable
Balance, January 1, 2004                       --       $   --       6,000,000      $  6,000             --

Issuance of common stock
  before 9/30/04                               --           --         750,000           750             --

Adjustment to reflect
  divestiture of Bartram                       --           --      (3,249,965)       (3,250)            --

Issuance of common stock,
  net of costs, DCI
  acquisition                                  --           --      31,500,000        31,500        (30,000)

Issuance of preferred
  stock as commitment
  fee                                     200,000          200              --            --             --

Beneficial conversion
  feature of convertible
  debt                                         --           --              --            --             --

Costs related to standby
  equity agreement                             --           --              --            --             --

Net loss                                       --           --              --            --             --
                                       ----------------------------------------------------------------------

Balance, December 31, 2004                200,000          200      35,000,035        35,000        (30,000)

Shares issued to officers
  and former officers                          --           --       1,125,000         1,125             --

Beneficial conversion
  feature of debt                              --           --              --            --             --

Stock subscription satisfied                   --           --              --            --          30,000

Dividends on preferred stock                                                                             --

Net loss                                       --           --              --            --             --
                                       ----------------------------------------------------------------------

Balance, December 31, 2005                200,000       $  200      36,125,035      $ 36,125  $          --
                                       ======================================================================


                                          Additional      Accumulated
                                        Paid-in Capital      Deficit
Balance, January 1, 2004                 $   746,950     $ (1,360,413)

Issuance of common stock
  before 9/30/04                              73,750               --

Adjustment to reflect
  divestiture of Bartram                      (6,593)         547,363

Issuance of common stock,
  net of costs, DCI
  acquisition                                853,500               --

Issuance of preferred
  stock as commitment
  fee                                        199,800               --

Beneficial conversion
  feature of convertible
  debt                                        74,675               --

Costs related to standby
  equity agreement                          (215,000)              --

Net loss                                         --          (56,292)
                                       ------------------------------

Balance, December 31, 2004                 1,727,082         (869,342)

Shares issued to officers
  and former officers                         55,125               --

Beneficial conversion
  feature of debt                             74,675               --

Stock subscription satisfied                     --                --

Dividends on preferred stock                                  (9,167)

Net loss                                         --         (479,178)
                                       ------------------------------

Balance, December 31, 2005              $ 1,856,882    $  (1,357,687)
                                       ==============================


The accompanying notes are an integral part of these financial statements.

                                  DCI USA, INC.
                            STATEMENTS OF CASH FLOWS


                                                                        YEAR ENDED DECEMBER 31,
                                                                       2005                  2004

      Operating activities:
      Net loss                                                    $   (479,178)          $   (56,292)
        Adjustments to reconcile net loss to net
          cash flows from operating activities
           Amortization of loan costs                                   40,000                 3,452
          Stock issuance for services                                   56,250                     -
          Gain on loan assignment                                      (62,596)                    -
          (Gain)/Loss on investments                                    50,253                 4,747
          Amortization of discounts                                     68,451                 1,556
      Changes in operating assets and liabilities
                 Prepaid expenses                                      (12,502)                    -
                 Interest receivable                                    (2,118)              (15,235)
                 Accounts payable & accrued expense                    153,127                16,405
                                                                  ------------           -----------

         Net cash flows from operating activities                     (188,313)              (45,367)
                                                                  ------------
                                                                                         -----------

      Investing activities:

      Proceeds from sale of investments                                131,000                    --
      Acquistions of common stock                                           --              (155,000)
      Bartram divestiture                                                   --              (420,840)
      Loans to third parties                                                --              (926,000)
                                                                  ------------           -----------

         Net cash flows from Investing activities                      131,000            (1,501,840)
                                                                  ------------           -----------

      Financing activities:

      Repayment of mortgage notes payable                                   --                    --
      Proceeds from Convertible debentures                             250,000               250,000
      Proceeds from Loan                                               100,000                95,000
      Payment of loan to related party                                 (95,000)                   --
      Payment of loan                                                 (200,000)                   --
      Issuance of common stock, net                                         --             1,159,500
      Costs related to equity agreement                                                     (215,000)
      Deferred loan costs                                              (30,000)              (55,000)
                                                                  ------------           -----------

         Net cash flows from financing activities                       25,000             1,234,500
                                                                  ------------           -----------

      Decrease in cash and cash equivalents                            (32,313)             (312,707)

      Cash, beginning                                                   38,190               350,897
                                                                  ------------           -----------

      Cash, ending                                                $      5,877           $    38,190
                                                                  ============           ===========

      Supplemental disclosure of cash flow Information:
                 Interest Paid                                    $     49,926           $    15,398
                                                                  ============           ===========
                 Income Taxes Paid                                $      3,657           $        --
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

NOTE 3 RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL
STATEMENTS

         The Company's previously issued balance sheets, statements of operations, statements of stockholders' equity and cash flows for the calendar years ended December 31, 2005 and 2004 have been restated to correct for certain accounting errors in the following areas:

         Convertible debentures

         The Company had previously recorded the debt as a conventional convertible debt. Following the receipt of, and responses to a comment letter from the staff of the SEC's Division of Corporate Finance, the Company has determined that the beneficial conversion features should be recalculated pursuant to the guidance in Case 5 contained within EITF Issue 98-5. Upon the recalculation, the Company determined that the beneficial conversion feature was $74,675, for each of the convertible debentures.

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (continued)


Restatement Impact on Statement of Operations
For the years ended December  31, 2005 and  2004

                                                        2005                         2004
                                          As Previously                   As Previously
                                            Reported       As Restated      Reported       As Restated
                                          ------------    ------------    ------------    ------------
Operating Income                          $    200,153    $    200,153    $     84,535    $     84,535
                                          ------------    ------------    ------------    ------------

Operating expenses:
 General and administrative expenses           235,491         235,491          69,109          69,109

  Interest expense                             163,882         179,625          15,858          16,216

 Professional fees                             216,651         216,651          49,755          49,755

 Director fees                                  56,250          56,250              --              --
 Income taxes                                    3,657           3,657           1,000           1,000
                                          ------------    ------------    ------------    ------------

Total expenses                                 675,931         691,674         135,722         136,080
                                          ------------    ------------    ------------    ------------

Loss from operations                          (475,778)       (491,521)        (51,187)        (51,545)
                                          ------------    ------------    ------------    ------------

Other (income) expense:
 (Gain) on loan assignment                     (62,596)        (62,596)             --              --

  Net (gain)/loss on investment                 50,253          50,253           4,747           4,747
                                          ------------    ------------    ------------    ------------

   Total other (income) expense                (12,343)        (12,343)          4,747           4,747
                                          ------------    ------------    ------------    ------------

Net loss                                      (463,435)       (479,178)        (55,934)        (56,292)


Dividends on preferred stock                    (9,167)         (9,167)             --              --
                                          ------------    ------------    ------------    ------------

Net loss available to common
  shareholders                            ($   472,602)   ($   488,345)   ($    55,934)   ($    56,292)
                                          ============    ============    ============    ============

Weighted average number of common stock
   outstanding                              35,998,665      35,998,665      10,399,657      10,399,657

Basic and diluted loss per share
 available to common shareholder          $      (0.01)   $      (0.01)   $      (0.00)   $      (0.00)
                                          ============    ============    ============    ============

Restatement Impact on  Balance Sheets
As of December 31 , 2005 and 2004

                                                                2005                       2004
                                                   As Previously                                As Previously
                                                     Reported       As Restated     Reported     As Restated
                                                   -----------    -----------    -----------    -----------
Assets

  Current Assets
Cash                                               $     5,877    $     5,877    $    38,190    $    38,190
Prepaid expenses                                        12,502         12,502             --             --
Interest receivable - related party                      5,857          5,857         15,235         15,235
Notes receivable - related party                     1,370,000      1,370,000             --             --
Deferred loan costs                                     41,548         41,548

Loans receivable- current portion- related party            --             --        926,000        896,000
                                                   -----------    -----------    -----------    -----------

Total current assets                                 1,435,784      1,435,784        979,425        949,425

Non-current notes receivable, net of discount          201,750        201,750             --             --
Deferred loan costs                                         --             --         51,548         51,548
Non-current loans receivable- related party                 --             --        600,000        600,000

Investment in Bartram Holdings, Inc.                        --             --        150,253        150,253
                                                   -----------    -----------    -----------    -----------

Total assets                                       $ 1,637,534    $ 1,637,534    $ 1,781,226    $ 1,751,226
                                                   ===========    ===========    ===========    ===========

Liabilities and Stockholders' Equity

 Current Liabilities
Loan payable- Hypothicators                        $   400,000    $   400,000    $   400,000    $   400,000
Loan  Payable - TSSS                                   100,000        100,000             --             --
Accounts payable                                       109,644        109,644         15,945         15,945
Accrued interest                                        62,548         62,548            460            460
Accrued expenses                                         9,167          9,167             --             --
Convertible debentures net of discount                 222,448        214,217             --             --
 Loan payable - related party                               --             --         95,000         95,000
 Loan payable- E. Rubin                                     --             --        200,000        200,000
                                                   -----------    -----------    -----------    -----------

Total current liabilities                              903,807        895,576        711,405        711,405

Convertible debentures net of discount                 216,456        206,438        193,698        176,881
                                                   -----------    -----------    -----------    -----------

Total liabilities                                    1,120,263      1,102,014        905,103        888,286
                                                   -----------    -----------    -----------    -----------

Stockholders' Equity

Preferred stock                                            200            200            200            200
Common stock                                            36,125         36,125         35,000         35,000
Additional paid in capital                           1,822,532      1,856,882      1,709,907      1,727,082
Subscriptions receivable                                    --             --             --        (30,000)
Retained deficit                                    (1,341,586)    (1,357,687)      (868,984)      (869,342)
                                                   -----------    -----------    -----------    -----------

Total stockholders' equity                             517,271        535,520        876,123        862,940
                                                   -----------    -----------    -----------    -----------

Total liabilities and stockholders' equity         $ 1,637,534    $ 1,637,534    $ 1,781,226    $ 1,751,226
                                                   ===========    ===========    ===========    ===========

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 Restatement and reclassification of previously issued financial statements (continued)

Restatement Impact on Cash Flows

As a result of the restatements, there would be no material changes to the net cash flows from operating activities, investing activities or financing activities in the statements of cash flows for the years ended December 31, 2005 and 2004.

Restatement Impact on Retained Deficit

As a result of the restatements, the retained deficit increased to $869,342 at December 31, 2004 and $1,357,687 at December 31, 2005.

Quarterly Financial Data (Unaudited)

The following financial data presents the effect of the restatements on the statement of operations for those periods affected by the restatements:

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 Restatement and reclassification of previously issued financial statements (continued)

Restatement Impact on Statement of Operations For the three months ended March 31, 2005 and June 30, 2005

                                                  March 31, 2005                  June 30, 2005
                                           ----------------------------    ----------------------------
                                           As Previously                  As Previously
                                            Reported        As Restated     Reported       As Restated
                                           ------------    ------------    ------------    ------------
Operating Income                           $     45,000    $     45,000    $     52,936    $     52,936
                                           ------------    ------------    ------------    ------------

Operating expenses:
 General and administrative expenses             35,511          35,511          85,219          85,219
  Interest expense                               37,441          40,302          42,670          46,964
 Professional fees                               70,920          70,920          49,163          49,163
 Director fees                                   60,156          60,156              --              --
 Consulting fee                                  35,000          35,000              --              --
 Income taxes                                        --              --              --              --
                                           ------------    ------------    ------------    ------------

Total expenses                                  239,028         241,889         177,052         181,346
                                           ------------    ------------    ------------    ------------

Loss from operations                           (194,028)       (196,889)       (124,116)       (128,410)
                                           ------------    ------------    ------------    ------------

Other (income) expense:
  Net loss on investment                         11,330          11,330          38,923          38,923
                                           ------------    ------------    ------------    ------------

   Total other (income) expense                  11,330          11,330          38,923          38,923
                                           ------------    ------------    ------------    ------------

Net loss                                       (205,358)       (208,219)       (163,039)       (167,333)
                                           ============    ============    ============    ============

 Basic and diluted loss per share          ($       .01)   ($       .01)   ($       .00)   ($       .00)
                                           ============    ============    ============    ============

Weighted average number of common shares
outstanding                                  32,361,146      32,361,146      38,203,125      38,203,125

                                  DCI USA, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 Restatement and reclassification of previously issued financial statements (continued)

Restatement Impact on Statement of Operations
For the three months ended September 30, 2005


                                                September 30, 2005
                                           ----------------------------
                                          As Previously
                                             Reported       As Restated
                                           ------------    ------------


Operating Income                           $     56,662    $     56,662
                                           ------------    ------------

Operating expenses:
 General and administrative expenses             40,373          40,373
  Interest expense                               42,174          46,468
 Professional fees                               51,594          51,594
 Director fees                                   (3,906)         (3,906)
 Income taxes                                     3,202           3,202
                                           ------------    ------------

Total expenses                                  133,437         137,731
                                           ------------    ------------

Loss from operations                            (76,775)        (81,069)
                                           ------------    ------------

Other income:
 (Gain) on loan assignment                      (62,596)        (62,596)
                                           ------------    ------------

   Total other income                           (62,596)        (62,596)
                                           ------------    ------------

Net loss                                   $    (14,179)   $    (18,473)
                                           ============    ============


 Basic and diluted loss per share          ($       .00)   ($       .00)
                                           ============    ============

Weighted average number of common shares
outstanding                                  36,125,035      36,125,035

NOTE 4 NOTES RECEIVABLE TO AFFILIATES

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

         As a result of the Bartram Repurchase, the Company no longer holds an ownership interest in Bartram and no longer has a right to nominate a board member to Bartram. In connection with the Bartram Repurchase, Bartram issued to the Company options to purchase shares of Bartram common stock as follows:
3,000,000 shares at the exercise price of $.05 per share, such option expiring June 30, 2008; 1,000,000 shares at the exercise price of $.075 per share, such option expiring June 30, 2009; and 1,000,000 shares at the exercise price of $.10 per share, such option expiring June 30, 2010. Also in connection with the Bartram Repurchase, the Company issued to Bartram an option, expiring June 30, 2007, to purchase 300,000 shares of the Company's common stock at the exercise price per share equal to the per share asset value of the Company at the time of exercise but not less than $0.50 per share. Currently the Company attributes no value to the aforementioned options to purchase shares of Bartram. These options represent a continuing equity interest in the divested Bartram asset. The Company has reviewed the investment and the available information on the divested assets and determined that any valuation allowance to be reported as a result of the continued equity investment in Bartram would not be material to the Company's balance sheet, statements of operations, stockholders equity and cash flows for all periods presented.


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

                                 DCI USA, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 6 NOTES PAYABLE

         Loans and Notes payable consist of the following at December 31, 2005:

Note Payable to Hypothecators, interest accrues
at 15% per annum payable on the first of
each month, due June 15, 2006                                     $  400,000

Loan payable - TSSS - Interest accrues at 8% and
is payable quarterly commencing June 7, 2005, due
on March 7, 2006                                                     100,000

Convertible Debentures Issued to Cornell, net of
discount of $79,345; $250,000 due December 6,
2006 and $250,000 due
March 1, 2007                                                        420,655
                                                                  ----------


                                                                     920,655
Less: current maturities                                             714,217
                                                                  ----------

Non-current portion                                               $  206,438
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


NOTE 7 STOCKHOLDERS' EQUITY

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


NOTE 8 INCOME TAXES

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

NOTE 9 COMMITMENTS AND CONTINGENCIES

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


NOTE 10 SUBSEQUENT EVENTS


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