Form 10KSB/A
period 2006-12-31
DCI USA, INC
filed 2007-05-04
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

The issuer's revenues for its most recent fiscal year were $ 160,391.

As of April 27, 2007, the aggregate market value of the issuer’s common equity held by non-affiliates was $1,572,746.63, based on the closing price of $0.07 for its common stock on the OTC Bulletin Board on April 27, 2007. Approximately 59,420,806 shares of the issuer’s common stock were outstanding as of April 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Formats (check one): Yes ☐ No ☒

DCI USA, Inc. (the “Company”) is filing this Form 10-KSB/A (“Amendment No. 1”) to its Form 10-KSB for the year ended December 31, 2006 that was originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2007 (the "Original 10-KSB"). The Company has included the Report of its Independent Registered Public Accountants which was inadvertently excluded from its Original 10-KSB. For the convenience of the reader, this Amendment No. 1 amends in its entirety the Original 10-KSB. This Amendment No. 1 continues to speak as of the date of the Original 10-KSB. We have updated the disclosure contained herein to reflect the inclusion of the Report as set forth above, and to supplement or correct certain portions of the Original 10-KSB. All information contained in this Amendment is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-KSB.

.

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

In keeping with the changing operational focus of our business, in August 2006 we entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. Currently, the operator of the Tel Assaniya wind farm — Mei Golan Wind Energy Ltd. (through its operating arm Avraham Melamed and Zahal Harel) — operates a 6 MW wind farm consisting of 10 floda turbines of 600 KW capacity. Gunther is investing in a new company called ARI (Green Wind Energy Ltd.), which will upgrade the farm to seven wind turbines with a capacity of 2.3 MW each, to be installed once the building permit is obtained. Our Agreement with Gunther provides us with the option of converting our investment into 100% ownership of Gunther upon the successful negotiation of an agreement between Gunther and ARI. The ARI project has been awarded a Clean Development Mechanism (CDM) status recently, which has been of immense value in DCI’s projects. The CDM status provides project developers with the additional inputs needed to make a project financially viable. CDM ensures social, economical, and environmental improvement of a land use project. This upgrading will be done by a company called ARI Ltd., in which both Gunther and Mei Golan Wind Energy Ltd. (through its holding in Tzahal Ltd.) will hold a stake.

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

231 Norman Avenue

The Company remains involved in the renovation and conversion of buildings to commercial condominiums. Our development at 231 Norman Avenue, in Brooklyn, New York is the underlying asset comprising the collateral on the loan discussed below. The Company believes that the construction will be completed within the next several months. Approvals needed for the commercial condominium plan offering have been obtained and the property is currently on the market for sale. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue Project.

The Company lent 1.37 million dollars to 231 Norman Ave, LLC (“Norman LLC”) in transactions more fully described in Item 6, below, in part pursuant to an agreement which provided the Company the option of supplanting the 100% membership interest holder in Norman LLC. The Company exercised this option as of November 2006 and now owns 100% interest in Norman LLC.

In November 2006, the Company purchased an option to acquire an additional 20% interest in 231 Norman Avenue Property Development, LLC (“Norman Property LLC”) for $100,000. The option price was required to be paid by December 31, 2006. The option, which if exercised prior to March 30, 2007, gives the Company the right to purchase the 20% interest in exchange for 18 million shares of the Company’s common stock and a promissory note in the amount of $1,400,000. The promissory note would bear interest at the rate of 8% and is due in November 2011. The payment of the option price has been extended to June 30, 2007 and the exercise of the option has been extended to July 31, 2007.

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

As of December 31, 2006, substantially all of our assets consisted of our investment in Norman LLC, as discussed herein. We do not have any operating assets.

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

On December 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company could, at its discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. would have paid 97% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, the Company would have paid Cornell Capital Partners, L.P. a cash fee equal to 5% of each advance.

Upon execution of the Standby Equity Distribution Agreement, the Company issued 200,000 shares of Series a Preferred Stock to Cornell Capital Partners, L.P. as a commitment fee. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, the Company agreed to issue Newbridge Securities Corporation shares of common stock equal to $10,000 divided by $0.06, or 166,667 shares. In June 2006, The Company and Cornell agreed to terminate the agreement. The 200,000 shares of Series A Preferred Stock were then cancelled pursuant to an agreement under which the Company became obliged to issue to Cornell up to 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option had a duration of three (3) years and was exercisable by Cornell at any time Under the agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company's compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents. On December 5, 2006 Cornell provided us with notice of its exercise of the put option regarding 1,090,244 shares of our common stock, and at this time the Company is arranging to fulfill the terms of the put option.

 On March 1, 2005, we received from Cornell net proceeds of $220,000 in consideration of our issuance of a 8% Secured Convertible Debenture in the original principal amount of $250,000. The debenture has a term of two years, accrues interest at 8% and is convertible into our Common Stock at a price per share equal to the lesser of (a) $0.36, 123% of the daily volume weighted average price of our Common Stock on March 22, 2005, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. We have the right to redeem a portion or the entire outstanding debenture at a price equal to $0.35, 120% of the daily volume weighted average price of our Common Stock on March 22, 2005. In November 2006, however, four parties purchased the Debentures from Cornell, under terms including an agreement that that the Debentures would no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full.

Employees

We currently do not have any employees other than our officers.

Risk Factors

The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of the Common Stock could decline significantly.

We Are No Longer A BDC

We are no longer a business development company and our plan of operations is to expand our business focus to include the field of alternative energy. We also intend to invest in real estate opportunities but whether we actually do so will depend upon opportunities that become available to us and the availability of adequate financing. We cannot be sure that attractive investment opportunities will become available to us or that we will have the funds to make such investments if they do become available.

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

Our Largest Stockholder Has the Ability to Exercise Significant Influence over Matters Submitted for Stockholder Approval and His Interests May Differ From Other Stockholders

Jonathan Ilan Ofir, our Chairman and CEO, owns 30,952,997 shares of our Common Stock and has the option to purchase an additional 3,150,000 shares from Direct Capital. He has beneficial ownership of approximately 52 % of our outstanding Common Stock as of April 27, 2007. Mr. Ofir, therefore, has the ability to appoint our Board of Directors. Accordingly, Mr. Ofir may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Ofir may differ from the interests of the other stockholders.

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

The Sale or Availability for Future Sale of Substantial Amounts of our Common Stock could Adversely Affect our Stock Price

As of April 27, 2007, there were 59,420,806 shares of our Common Stock outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock.

Item 2. Description of Property.

The Company leases office space at 8 Bond Street, Great Neck, New York at a rent of $2,300 per month pursuant to a two-year lease which commenced on July 1, 2005.

Item 3. Legal Proceedings.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

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

As of April 27, 2007, there were 133 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the “Ofir Note”) is filed as Exhibit 10.09 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days’ notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. We believe that our issuance of the Ofir Note, and our issuance of the shares of our Common Stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) the Securities Act of 1933, as amended.

On September 29, 2006, Jonathan Rigbi purchased 6,000,000 shares of the Company’s common stock, and Gad Ichaki converted the principal and accrued interest, $103,200, of convertible notes into 2,064,000 shares of common stock.

In October 2006, Paget Worldwide holding Corp (“Paget”), holder of a Convertible Promissory Note deposited with DCI USA, Inc (the “Company”), the principal amount of which was $200,000, converted the principal amount of the Note into restricted shares of DCI USA Common Stock, par value $.001 per share, at a conversion rate of $.05 per share (the “Common Stock”), for a total of four million (4,000,000) shares.

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

Financial Condition and Results of Operations

Comparison of the results of operations: year ended December 31, 2006 to year Ended December 31, 2005

 We incurred a net loss of $535,333 during the year ended December 31, 2006 compared to a net loss of $479,178 during the year ended December 31, 2005. Our total expenses decreased from $691,674 in 2005 to $686,612 in 2006 primarily because (1) of increased general and administrative expenses (2) of increased interest expenses during 2006 relating to our debts which we did not have prior to that year, offset by a decrease in professional fees.

Our total revenues decreased to a total of $ 160,391 in 2006 from $200,153 in 2005. We attribute this to non-recurring consulting fees earned in 2005 and the acquisition and consolidation of 231 Norman, whose interest on loans receivable was therefore no longer included in revenues after November 14, 2006.

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

Notes Receivable

The Company holds a promissory note made by Norman LLC, an entity controlled by the former Chairman and CEO of the Company, in the principal amount of $770,000. The $770,000 Note was originally made by Norman LLC to Direct Capital and was assigned by Direct Capital to the Company to satisfy $770,000 of the $900,000 purchase price which Direct Capital owed to the Company as of November 9, 2004 for 31,500,000 (post reverse split) shares of the Company's newly-issued common stock. The $770,000 Note, which was due and payable on June 15, 2005 and extended to June 15, 2006, provided for quarterly payments of only interest at an annual interest rate of 12%.

 On November 30, 2004, the Company lent $600,000 to Norman LLC. Interest on the $600,000 loan accrues at the rate of 12% per annum, and was payable every three months on the 25th day of the month. The outstanding principal and all accrued interest thereon is due and payable on June 15, 2006. The Company had the right to extend the maturity date of the $600,000 loan to Norman LLC to June 15, 2007. However, the exercise of by the Company of its option to replace the 100% membership interest holder of 231 Norman rendered the latter a wholly-owned subsidiary of the Company, and the Subsidiary is not paying on the note.

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

In addition, in October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of Norman Property LLC (at December 31, 2006 the exercise price would have been $.05). The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At December 31, 2006, there were $465,000 in convertible notes outstanding. The Company did not make the first quarterly payment of interest timely, causing a default on the notes. The interest payment was made during January 2007. None of the note holders has notified the Company of their intention to exert any of their rights regarding this default.

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

During our fiscal quarter ended December 31, 2006, we failed to file a Form 8-K to disclose our untimely filing of our Report on Form 10-QSB for the Quarter ended September 30, 2006. Notwithstanding our failure to file such Form 8-K, we believe that our disclosure controls and procedures are effective, as the filing was made on the due date, but was untimely by several hours, a delay occasioned by severe document backups, outside of our control, at the EDGAR filing service we use.

Based upon their evaluation, our chief executive officer and president and our chief financial officer have concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.

There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to that evaluation date or during the fourth quarter of 2006.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jonathan Ilan Ofir, CEO	2006	5000 per month	0	0	0	0	0	$0	30,000

Michael Gibbs, CFO	2006	2,000 per month	0	0	0	0	0	0	24,000
	2005

Incentive Plans

We have not adopted any stock option or incentive plans.

Option Grants in Last Fiscal Year

As referenced in “Notes Payable”, above, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, was issued as of March 1, 2006 a convertible promissory note in the principal amount of up to his loan to us of $300,000, the form of which note (the “Ofir Note”) is filed as Exhibit 10.09 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000, we may prepay all or part of the outstanding balance under the Ofir Note upon five business days’ notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. We believe that our issuance of the Ofir Note, and our issuance of the shares of our Common Stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) the Securities Act of 1933, as amended.

Option Grants In Last Fiscal Year (2006)

		Number of	% of
		Securities	Total Options
		Underlying	Granted to
	Employees	in Exercise	Expiration
	Year	Granted(1)	Fiscal Year	Price	Date
NA.	2006	-0-	-0-	N/A	N/A

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

Option Value at December 31, 2006

	Underlying Unexercised Options at December 31, 2006		Value of Unexercised In-The-Money Options at December 31, 2006
	Exercisable	Unexercisable	Exercisable	Unexercisable
Jonathan Ilan Ofir	6,000,000	-0-	$300,000	N/A

The last sale price of the Common Stock was $0.07 on April 27, 2007.

Employment Agreements.

Jonathan Ilan Ofir entered a contract of employment with us as of July 2006, receiving $5000 per month pursuant to its terms. By agreement with the Company, Michael Gibb received $2,000 per month as compensation for his services, although this was not a written agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We had 59,420,806 shares of Common Stock outstanding as of April 27, 2007. The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 27, 2007 by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group:

Officers, Directors and 5% Stockholders	Title of Class	No. of Shares	Percentage Ownership

Jonathan Ilan Ofir	Common	30,952,997	52%
Jonathan Rigbi	Common	6,000,000	10
Gregory Bitterman	Common	-0-
Michael Gibbs	Common	-0-
Marc Narboni	Common	-0-
Seth Yakatan	Common	-0-
Paget Worldwide Holdings	Common	4,000,000	6.7
DCI Ltd.	Common	3,150,000	5.3
All directors and executive officers as a group (6 persons)
_______________

The address of each individual listed in the foregoing table is c/o the Company at 8 Bond Street, Great Neck, New York 11021.

Item 12. Certain Relationships and Related Transactions

On March 7, 2005, 231 Norman Avenue Property Development, LLC increased its equity to approximately $3,500,000 by bringing in an additional equity member and closed on a $10 million loan with Washington Mutual Bank. The loan was done to satisfy all prior loans affecting title to the real estate located at 231 Norman Avenue, Brooklyn, New York and to begin renovations at the property to construct commercial lofts and retail space. As a result of this transaction, the equity interest of 231 Norman Avenue, LLC in 231 Norman Avenue Property Development, LLC decreased from 60% to 30% and 231 Norman Avenue, LLC is now 100% owned by the Company.

As of March 1, 2006, Jonathan Ilan Ofir, our Chairman and Chief Executive Officer, agreed to lend us up to $300,000 on a revolving credit basis until March 1, 2008 and we issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the “Ofir Note”) is filed as Exhibit 10.09 to this annual report. The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and we may prepay all or part of the outstanding balance under the Ofir Note upon five business days’ notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of our Common Stock at the conversion price of $0.05 per share. Interest accrues on the principal balance outstanding under the Ofir Note at the rate of 8% per annum. Jonathan Rigbi, the purchaser of 6,000,000 shares of our common stock, is married to the mother of Jonathan Ilan Ofir.

Our loans to 231 Norman LLC of an aggregate of $1,370,000 as discussed more fully in Note 4 to the Consolidated Financial Statements attached hereto, were secured by the 100% interest of the sole member of 231 Norman; as of November 2006, we exercised our option to assume a 100% membership interest in 231 Norman.

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
8-K, filed with the SEC on December 3, 2004
10.2	Modification Agreement dated November 30, 2004, between 231 Norman Avenue, LLC and DCI USA, Inc.	8-K, filed with the SEC on December 3, 2004
10.3	Standby Equity Distribution Agreement dated as of December 13, 2004 between Cornell Capital Partners, LP and DCI USA, Inc.	8-K, filed with the SEC on December 16, 2004
10.4	Modification Agreement dated as of December 31, 2004 among DCI USA, Inc., Direct Capital Investments, Ltd. and Apros and Chay MB Ltd.	8-K, filed with the SEC on January 6, 2005
10.5	Demand Promissory Note dated as of December 31, 2004 by DCI USA, Inc. in the original principal amount of $95,000 payable to Direct Capital Investments, Ltd.	8-K, filed with the SEC on January 6, 2005
10.6	Note dated March 7, 2005 between DCI USA, Inc. and NY2K, Inc.	8-K, filed with the SEC on March 15, 2005
10.7	Forbearance and Modification Agreement dated as of March 31, 2005 by and between 231 Norman Avenue, LLC and DCI USA, Inc.	Form 10-KSB, filed with the SEC on April 15, 2005
10.8	Promissory Note, dated as of July 5, 2005, from Bartram Holdings, Inc. to the Company in the amount of $70,000	Form 10-Q/A filed with the SEC on August 29, 2005
10.9	Convertible Promissory Note, dated as of March 1, 2006, from DCI USA, Inc. to Jonathan Ilan Ofir in the amount of up to $300,000.	Form 10-KSB, filed with the SEC on March 31, 2006
10.10	Unregistered Sales of Equity Securities to Jonathan I. Ofir, Jonathan Rigbi and Gad Ithaki	8-K, filed with the SEC on October 2, 2006
10.11	Reg. FD Disclosure: Announcement of Intent to Invest in Clean Energy Wind Turbine Farm	8-K, Filed with the SEC on September 20, 2006
10.12	Announcement of Entry into a Purchase and Strategic Relationship Agreement with Senergy, Inc.	8-K filed with the SEC on February 1, 2007
23.1	Consent of Seligson & Giannattasio, LLP	Filed herewith
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.	Filed herewith
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

Numbers with (*) indicate exhibits that are filed herewith.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

Since January 27, 2005, Seligson & Giannattasio LLP has been serving as our principal accountant. During fiscal year 2006 and fiscal year 2005, the aggregate fees which were billed to us by our principal accounting firm for professional services were as follows:

	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees	$40,000	30,000
Audit-Related Fees	$-0-	-0-
Tax Fees	$1,000	1,000
All Other Fees	$-0-	-0-

During 2006, we made total payments of $52,150 to Seligson & Giannattasio LLP.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2006, we had established a formal documented pre-approval policy for the fees of our principal accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCI USA, Inc.

Date: May 3, 2007	By:	/s/ Jonathan Ilan Ofir
Jonathan Ilan Ofir
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCI USA, Inc.

Date: May 3, 2007	By:	/s/ Jonathan Rigbi
Chief Financial Officer

Signature	Date

May 3, 2007
/s/ Jonathan Ilan Ofir
Chairman and Chief Executive Officer

May 3, 2007
/s/ Marc Narboni
Director

May 3, 2007
/s/ Gregory Bitterman
Director

May , 2007
Seth Yakatan
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors
DCI USA, Inc.

We have audited the accompanying balance sheet of DCI USA, Inc. as of December 31, 2006, the related statements of operations, changes in stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DCI USA, Inc. as of December 31, 2006, and the result of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Seligson & Giannattasio, LLP
White Plains, NY
April 14, 2007

 DCI USA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS
December 31, 2006

Current Assets:
Cash	$74,755
Prepaid expense	8,002
Interest receivable-related party	8,798
Loan receivable- related party	55,000
Loan receivable - Gunther	630,000
Note receivable- net of discount	142,485

Total current assets	919,040

Fixed assets, net	3,225

Investment in 231 NAPD	1,355,998
Noncurrent notes receivable	70,000

Total assets	2,348,263

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

Loan payable - Hypothicators	$400,000
Accounts payable	63,200
Accrued interest	20,620
Amount due on option to repurchase common stock	81,768
Convertible notes	465,000
Convertible debentures	600,000

Total current liabilities	1,630,588

Amount due on option to repurchase common stock	30,732

Total liabilities	1,661,320

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

The accompanying notes are an integral part of these consolidated financial statements.

 DCI USA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2006	2005

Operating Income

Revenue	$-	$19,500
Interest income	160,391	180,653

Total income	160,391	200,153

Expenses:

General & administrative expense	298,287	235,491
Interest expense	239,596	179,625
Professional fees	145,000	216,651
Director fees	-	56,250
Income taxes	3,729	3,657

Total expenses	686,612	691,674

Loss from operations	(526,221)	(491,521)

Other Income:

Gain on loan assignment	-	(62,596)
Net (gain)/loss on investment	9,112	50,253

Total Other Income	9,112	(12,343)

Net loss	(535,333)	(479,178)

Dividends on preferred shares	-	(9,167)

Net loss available to common shareholder	$(535,333)	$(488,345)

Basic and Diluted
Loss per share available
to common shareholder	($0.01)	($0.01)

Weighted average number of
Common Stock outstanding	41,278,543	35,998,665

The accompanying notes are an integral part of these consolidated financial statements.

 DCI USA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Preferred Stock		Common Stock		Additional	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Receivable

Balance, January 1, 2005	200,000	$200	35,000,035	$35,000	$1,727,082	$(869,342)	$30,000

Shares issued to officers and former officers	-	-	1,125,000	1,125	55,125	-	-

Beneficial conversion feature of debt	-	-	-	-	74,675	-	-

Stock subscriptions satisfied							(30,000)

Dividends on preferred stock	-	-	-	-	-	(9,167)	-

Net loss	-	-	-	-	-	(479,178)	-

Balance, December 31, 2005	200,000	200	36,125,035	36,125	1,856,882	(1,357,687)	-

Conversion of officer note and interest	-	-	1,252,997	1,252	61,397	-	-

Partial conversion of investor debt	-	-	350,649	351	13,149	-	-

Conversion of preferred stock, including
accrued dividends	(200,000)	(200)	1,500,000	1,500	7,867	-	-

Conversion of investor debt to stock	-	-	4,064,000	4,064	209,876	-	-

Amount due on option to repurchase
common stock	-	-	-	-	(112,500)	-	-

Sale of common stock	-	-	10,000,000	10,000	490,000	-	-

Net loss	-	-	-	-	-	(535,333)

Balance, December 31, 2006	-	$-	53,292,681	53,292	$2,526,671	($1,893,020)	$-

The accompanying notes are an integral part of these consolidated financial statements.

DCI USA, Inc. and Subsidiary
Consolidated Statement of Stockholder’s Equity
Years ended December 31, 2006 and 2005

	YEAR ENDED
	DECEMBER 31
	2006	2005
Operating activities:
Net loss	$(535,333)	$(479,178)
Adjustments to reconcile net loss to net
cash flows from operating activities
Amortization of loan costs	41,548	40,000
Stock issuance for services	-	56,250
Gain on loan assignment	-	(62,596)
(Gain)/Loss on investments	-	50,253
Loss on equity investment	9,112	-
Amortization of discounts	79,345	68,451
Depreciation and amortization	-	-
Amortization of note receivable discount	(10,735)	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	9,390	(12,502)
Interest receivable	(2,941)	(2,118)
Accounts payable & accrued expense	(98,283)	153,127

Net cash flows from operating activities	(507,897)	(188,313)

Investing activities:

Proceeds from sale of investments	-	131,000
Purchases of property and equipment	(3,225)	-
Loans to third parties	(685,000)	-

Net cash flows from Investing activities	(688,225)	131,000

Financing activities:

Proceeds from convertible notes	1,065,000	250,000
Proceeds from loan	-	100,000
Payment of loans payable	(300,000)	(95,000)
Payment of loan	-	(200,000)
Issuance of common stock, net	500,000	-
Deferred loan costs	-	(30,000)

Net cash flows from financing activities	1,265,000	25,000

Increase (decrease) in cash and cash equivalents	68,878	(32,313)

Cash, beginning	5,877	38,190

Cash, ending	74,755	$5,877

Supplemental disclosure of cash flow Information:
Interest Paid	$64,000	$49,926
Income Taxes Paid	$3,729	$3,657

Noncash Financing Activities:
Conversion of debt and related interest to equity	$290,089	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Norman LLC. All material intercompany transactions have been eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of loan and note receivables. The Company maintains all of its cash balances in one financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006 the Company had no cash balances in excess of federally insured limits, although the Company’s cash balances may have exceeded the insured limits at times during the year

CASH AND CASH EQUIVALENTS

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

Restatement Impact on Statement of Operations
For the three months ended March 31, 2006 and June 30, 2006

	March 31, 2006		June 30, 2006
	March 31, 2006 As Previously Reported	As Restated	As Previously Reported	As Restated
Operating Income	$44,565	$44,565	$45,060	$45,060

Operating expenses:
General and administrative expenses	39,701	39,701	66,379	66,379
Interest expense	41,288	45,582	73,039	77,333

Professional fees	18,725	18,725	18,134	18,134
Director fees	--	--	--	--
Income taxes	--	--	2,485	2,485

Total expenses	99,714	104,008	160,037	164,331

Other income:

(Gain) on loan assignment	--	--	--	--

Net (gain)/loss on investment	--	--	--	--

--
Total other income	--	--	--

Net loss	(55,149)	(59,443)	(114,977)	(119,271)

Weighted average number of common stock outstanding	36,125,035	36,125,035	36,860,156	36,860,156
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 Restatement and reclassification of previously issued financial statements (continued) Restatement Impact on Statement of Operations For the three months ended September 30, 2006

	September 30, 2006
	As Previously
	Reported	As Restated

Operating Income	$45,555	$45,555

Operating expenses:
General and administrative expenses	71,996	71,996
Interest expense	42,921	47,215
Professional fees	14,173	14,173

Total expenses	129,090	133,384

Other income:
(Gain) on loan assignment	--	--
Net (gain)/loss on investment	--	--

Total other income	--	--

Net loss	(83,535)	(87,829)

Basic and diluted loss per share	($.00)	($.00)

Weighted average number of common shares
outstanding	40,062,108	40,062,108

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

ICHAKI LOAN

In May and August 2006, the Company issued promissory notes to Gad Ichaki totaling $300,000. The note incurred interest at the rate of 8% per annum and is due on demand. In September 2006, $100,000 of the principal plus the accrued interest was converted into 2,064,000 shares of the Company’s common stock. In October 2006, the Company obtained a loan from Paget Worldwide Holdings, the proceeds of which were used, to repay the note to Gad Ichaki. In October 2006, Paget Worldwide Holdings converted the note into 4,000,000 shares of the Company’s common stock.

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

On November 1, 2006, four parties acquired the debentures in the principal amounts of $250,000 and $236,500 (the “Debentures”) previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At December 31, 2006, there was $600,000 outstanding on the Debentures. In addition, the interest payment required for the period ended December 31, 2006 was not paid timely. As such, the Debentures were in default at that time. None of the Debenture holders have sought to enforce any of the default provisions to date.

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 CORNELL SECURITIES PURCHASE AGREEMENT (CONTINUED)

Upon execution of the Standby Equity Distribution Agreement, the Company issued 200,000 shares of Series A Preferred Stock to Cornell Capital Partners, L.P. as a commitment fee. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, the Company agreed to issue Newbridge Securities Corporation shares of common stock equal to $10,000 divided by $0.06, or 166,667 shares. In June 2006, The Company and Cornell agreed to terminate the agreement.

STANDBY EQUITY DISTRIBUTION AGREEMENT (CONTINUED)

NOTE 8 CONVERTIBLE NOTE OFFERING

In October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of Norman Property LLC (at December 31, 2006 the exercise price would have been $.05). The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At December 31, 2006, there were $465,000 in convertible notes outstanding. The Company did not make the first quarterly payment of interest timely, causing a default on the notes. The interest payment was made during January 2007. None of the note holders has notified the Company of their intention to exert any of their rights regarding this default.

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

The Company issued these shares pursuant to an agreement (the "Waiver Agreement"), dated as of June 2, 2006, between the Company and Cornell, which provided for the waiver by Cornell of certain defaults under the $250,000 principal amount Debentures (each a "Debenture") which the Company had issued to Cornell in each of December 2004 and February 2005, and under the documents related to such Debentures. Pursuant to the Waiver Agreement, Cornell became obligated to cancel the 200,000 shares of the Company’s Series A Preferred Stock ("Preferred Stock") which the Company had issued to Cornell in December 2004 as a commitment fee under the Standby Equity Distribution Agreement, dated December 13, 2004, between the Company and Cornell. In return, the Company became obligated to issue to Cornell 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option has a duration of three (3) years and may be exercisable by Cornell at any time. As a result of Cornell being able to require the Company to repurchase the shares, the Company has reflected the amount of the repurchase as a liability on the Company’s balance sheet as amount due on option to repurchase common stock. In December 2006, Cornell provided the Company with notice to exercise the put option of 1,090,244 shares of common stock at $81,768. In May 2007, the Company is arranging to fulfill the terms of the exercised put option. Under the Waiver Agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company’s compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents.

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

ADDITIONAL ISSUANCES OF COMMON STOCK

In September 2006, the Company sold 6,000,000 shares of its common stock to Jonathan Rigbi (married to the Chairman and Chief Executive Officer's mother) for $.05 per share.

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

In September 2006, 1,252,997 shares were issued to Mr. Ofir for the conversion of the outstanding principal and interest on the promissory note. The shares were converted at the rate of $.05 per share.

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

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2006, the Company had approximately $1,197,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2026 for federal purposes and 2010 for state purposes. The Company has reported a valuation allowance of approximately $515,000. The valuation allowance account increased during the year ended December 31, 2006 by $238,000.

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

The agreement also contains a three-year option for Senergy to purchase shares of the Company’s subsidiary if certain before tax profit goals are met. The option allows Senergy to purchase up to 49% of the Company’s subsidiary at fixed exercise prices upon the attaining of the performance goals. The principals of Senergy are to be granted a three-year option to purchase up to 6,000,000 shares of the Company’s common stock with exercise prices ranging from $.10 to $.20 per share. In addition, upon the completion of the due diligence by the Company, the principals of Senergy are to be issued 500,000 of the Company’s common stock. The Company is in the process of renegotiating the above agreement for more favorable terms.

OPTION GRANT

The Company granted an additional option to one of the principals of Senergy for the purchase of up to 6,000,000 shares of the Company common stock at exercise prices ranging from $10 to $20 per share.