Form 10QSB
period 2007-03-31
DCI USA, INC
filed 2007-05-21
CIK 1120210

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 000-31143

DCI USA, INC.
(Exact name of small business as specified in its charter)

Delaware	22-3742159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8 Bond Street, Great Neck, New York 11021
(Address of principal executive offices)

(212)-994-9594
(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Approximately 53,292,681 shares of Common Stock, $.001 per share, as of May 18, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

DCI USA, INC. AND SUBSIDIARY

DCI USA, INC. AND SUBSIDIARY
CONSOLIDATED
BALANCE SHEETS

ASSETS
	March 31, 2007	December 31, 2006
	(Unaudited)
Current Assets:
Cash	$2,264	$74,755
Prepaid expense	10,734	8,002
Interest receivable-related party	11,892	8,798
Interest receivable	953	-
Loan receivable- related party	158,000	55,000
Loan receivable - Gunther	638,000	630,000
Note receivable- net of discount	-	142,485
Loan receivable - Senergy	100,000	-

Total current assets	921,843	919,040

Fixed assets, net	3,002	3,225

Investment in 231 NAPD	1,325,187	1,355,998
Noncurrent notes receivable	70,000	70,000

Total assets	2,320,032	2,348,263

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

Loan payable - Hypothicators	$334,874	$400,000
Loan payable - officer	270,000	-
Accounts payable	38,067	63,200
Accrued interest	36,052	20,620
Amount due on option to repurchase common stock, current	81,768	81,768
Convertible notes	465,000	465,000
Convertible debentures	600,000	600,000

Total current liabilities	1,825,761	1,630,588

Amount due on option to repurchase common stock, net of current	30,732	30,732

Total liabilities	1,856,493	1,661,320

STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001, Authorized 1,000,000 shares Series A Preferred, 200,000 shares authorized none issued and outstanding	-	-

Common stock, par value $.001,100,000,000 shares authorized, 53,292,681 shares outstanding	53,292	53,292

Additional paid-in-capital	2,615,927	2,526,671

Retained deficit	(2,205,680)	(1,893,020)
Total stockholders' equity	463,539	686,943

Total liabilities and stockholders' equity	$2,320,032	$2,348,263

The accompanying notes are an integral part of these consolidated financial statements.

DCI USA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Income

Revenue	$-	$-
Interest income	6,252	44,565

Total income	6,252	44,565

Expenses:

General & administrative expense	80,314	39,701
Interest expense	63,816	45,582
Professional fees	54,624	18,725
Consulting fees	89,256	-
Income taxes	91	-

Total expenses	288,101	104,008

Loss from operations	(281,849)	(59,443)

Other (income) expense:
Net loss on investment	30,811	-

Total other (income) expense	30,811	-

Net loss	(312,660)	(59,443)

Basic and Diluted
Loss per share	($0.01)	($0.01)

Weighted average number of
Common Stock outstanding	53,292,681	36,125,035

The accompanying notes are an integral part of these consolidated financial statements.

DCI USA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
Operating activities:
Net loss	$(312,660)	$(59,443)
Adjustments to reconcile net loss to net cash flows from operating activities
Amortization of loan costs	-	10,625
Cost of stock options	89,256	-
Loss on equity investment	30,811	-
Amortization of discounts	-	18,669
Depreciation and amortization	223	-
Amortization of note receivable discount	(7,515)	-
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	(2,732)	3,504
Interest receivable	(4,047)	(868)
Accounts payable & accrued expense	(9,702)	(35,394)

Net cash flows from operating activities	(216,366)	(62,907)

Investing activities:

Proceeds from loan receivable	150,000	-
Loans to third parties	(211,000)	-

Net cash flows from Investing activities	(61,000)	-

Financing activities:

Proceeds from convertible notes	-	-
Proceeds from loan	270,000	60,000
Payment of loans payable	(65,126)	-

Net cash flows from financing activities	204,874	60,000

Decrease in cash and cash equivalents	(72,492)	(2,907)

Cash, beginning	74,756	5,877

Cash, ending	2,264	$2,970

Supplemental disclosure of cash flow Information:
Interest paid	$27,764	$20,000
Income taxes paid	$91	$-

The accompanying notes are an integral part of these consolidated financial statements.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Norman LLC. All material intercompany transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on May 4, 2007. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

DCI USA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were 27,600,000and 16,987,013 potentially dilutive common shares outstanding on March 31, 2007 and 2006, which were excluded from the calculation of diluted earnings per share, consisting primarily of shares issuable upon the conversion of debt and equity and the exercise of stock options.

NOTE 3 CONVERTIBLE NOTE PAYABLE- OFFICER

The Company has a note payable to the Chairman, Jonathan Ilan Ofir, who has agreed to loan the Company between $300,000 and $500,000 for 15 months bearing interest at 6% per annum. Principal and interest will be paid at the loan maturity date. As of March 31, 2007, the Company had borrowed from Mr. Ofir an aggregate of $220,000.

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

NOTE 5 PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT

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

OPTION GRANT

The Company granted an additional option to one of the principles of Senergy for the purchase of up to 6,000,000 shares of the Company common stock at exercise prices ranging from $10 to $20 per share. The Company valued the cost of these options at $89,256 based upon the Black Scholes options pricing model and has reflected these as consulting expenses during the quarter ended March 31, 2007.

ITEM 2. Management’s Discussion and Plan of Operation

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

PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT

We have also engaged in ongoing negotiations with Senergy Ltd, an Israeli firm through which DCI plans to engage in solar energy projects across countries such as the United States, Israel, Spain, and Greece through various partnerships entered into by group company Senergy Solar Systems. In January 2007, the Company entered into a Purchase and Strategic Relationship Agreement with Senergy, Ltd. (“Senergy”), an Israeli limited liability company (the “Senergy Agreement”). Pursuant to the agreement, the Company, through a new to be formed subsidiary, is to make investments in three installments totaling $500,000 in Senergy. In return for the investment, the Company receives promissory notes totaling $500,000 and a 60% equity interest in Senergy. The Promissory notes incur interest at the rate of 6% and are due 18 months after the date of the note. The Company made the first required installment of $100,000. The Company has requested that the terms of the Senergy Agreement be renegotiatied and Synergy has agreed to such renegotiation. If we are able to successfully conclude our negotiations, DCI will be in charge of managing fund-raising activities at Senergy and establishing strategic partnerships for Senergy. Senergy operates in the areas of solar heating and cooling and solar-based energy generation.

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

Norman Property LLC is a New York limited liability company engaged in owning, developing and operating income producing real property. Norman Property LLC owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, Norman Property LLC consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue, the conversion of the existing building to condominiums, is anticipated to be completed by the end of the second quarter of 2007. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of Norman Property LLC. As of March 31, 2007, substantially all of our assets consisted of our investment in Norman LLC, as discussed herein. We do not have any operating assets.

We intend to continue to make investments in real estate, and have initiated investments in the alternative energy field. In order to continue doing so, we will need additional financing which we may not be able to obtain.

Financial Condition and Results of Operations

Comparison of the results of operations: quarter ended March 31, 2007 to quarter ended March 31, 2006.

Our total income for the quarter ended March 31, 2007 was $6,252, compared with our total income of $44,565 for the quarter ended March 31, 2006. Income for the quarter ended March 31, 2007 consisted solely of interest income earned from notes receivable from related parties.

Our general and administrative expenses increased to $80,314 for the quarter ended March 31, 2007 from $39,701 for the quarter ended March 31, 2006. Interest expense rose to $63,816 for the quarter ended March 31, 2007, from 45,582 for the quarter ended March 31, 2006.

Professional fees increased from $18,725 for the quarter ended March 31, 2006 to $54,624 for the quarter ended March 31, 2007.

Total loss from operations during the quarter ended March 31, 2006 was $59,443 and it increased to $281,849 during the quarter ended March 31, 2007.

The increase in lose in attributed mainly to increase in costs related to the activities in the clean energy industry, increased costs related to the funding of these activities, and decrease in interest income. The exercise of by the Company of its option to replace the 100% membership interest holder of 231 Norman rendered the latter a wholly-owned subsidiary of the Company, and the Subsidiary is not paying interest on the note.

Liquidity and Capital Resources

Our cash as of March 31, 2007 was $2,264.We believe that we will be able to meet our cash requirements during 2007 principally through loans from our Chairman.

We will need additional financing to expand our business, to carry out our business plan and to reduce our debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

Notes Receivable

In exchange for the cancellation of $1,370,000 aggregate principal amount of note obligations owed to us, we have acquired an aggregate of 30% of the outstanding membership interests in 231 Norman Avenue Property Development, LLC ("Norman Property LLC"). We previously reported that Norman Property LLC had received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums. We anticipate that the conversion will be completed this by the end of the second quarter 2007 which time Norman Property LLC will begin to close on the sale of units, approximately 19 of which are under contract as of the date of this discussion.

Norman Property, LLC ("231 NAPD") reports that it requires an additional $700,000 to complete renovations of the real property owned by 231 NAPD at 231 Norman Avenue, Brooklyn, New York, and to apply for the Temporary Certificate of Occupation. 231 NAPD has applied for a bridge loan and the loan was approved. The closing of the bridge loan is expected in the second half of May 2007. Until closing the Company has agreed to loan 231 NAPD up to $200,000, bearing 10% interest per annum. Principal and interest will be paid at closing of the bridge loan. Interest receivable was booked for the first quarter 2007. As of March 31, 2007, the Company lent 231 NAPD $158,000 and subsequently lent another $36,000, for a total of $194,000.

As of March 31, 2007, our notes payable consisted of the following:

A promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. The promissory note accrues interest at the rate of 15% per annum and was due June 15, 2006. The note was extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principal and interest though October 2007. The Company made payments pursuant to the agreement in February and March 2007.

In addition, on November 1, 2006, four parties acquired the debentures in the principal amount of $250,000 and $236,500 (the “Debentures”) previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, and paid at the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At March 31, 2007, there was $600,000 outstanding on the Debentures.

In addition, in October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of Norman Property LLC (at December 31, 2006 the exercise price would have been $.05). The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At March 31, 2007, there were $465,000 in convertible notes outstanding. The Company did not make the quarterly payments of December 31, 2006 and of March 31, 2007 of interest timely, causing a default on the notes. The interest payments were made during January 2007 and May 2007 respectively. None of the note holders has notified the Company of their intention to exert any of their rights regarding this default.

The Company also has a balance payable to our Chairman, Jonathan Ilan Ofir, who has agreed to loan the Company between $300,000 and $500,000 for 15 months bearing interest at 6% per annum. Principal and interest will be paid at the loan maturity date. As of March 31, 2007 the Company had borrowed from Mr. Ofir an aggregate of $220,000.

Impact of Inflation

Inflation has not had a material effect on our results of operation

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

We Are No Longer A BDC

We are no longer a business development company and our plan of operations is not clearly defined. We intend to invest in real estate and in clean energy opportunities but whether we actually do so will depend upon opportunities that become available to us and the availability of adequate financing. We cannot be sure that attractive investment opportunities will become available to us or that we will have the funds to make such investments if they do become available.

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

Jonathan Ilan Ofir, our Chairman and CEO, beneficially owns 29,602,997 shares of our Common Stock and has the option to purchase an additional 3,150,000 shares from Direct Capital. He has beneficial ownership of approximately 56% of our outstanding Common Stock as of March 31, 2007. Mr.
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

Our Investments May Not Generate Sufficient Income to Cover Our Operations

Currently, our assets are certain promissory notes owed to us with the aggregate fair value as of March 31, 2007 of approximately $966,000. We also have the investment in 231 Norman Avenue Property
Development, LLC. Although we anticipate receiving net proceeds from these assets sufficient to satisfy our obligations, there is no assurance as to when or whether these proceeds will be received. Even if we receive proceeds sufficient to satisfy our obligations, upon the sale or the liquidation of Norman Property LLC we will have no ongoing business operations. We intend to use the net proceeds derived from our current holdings and such additional funds as we may raise through the issuance of debt or equity securities to acquire real estate or other businesses. There can be no assurance that we will be successful in our efforts to acquire any real estate or operating business or, if acquired, that any such business or project will prove to be profitable.

The Sale or Availability for Future Sale of Substantial Amounts of our Common
Stock could Adversely Affect our Stock Price

As of May 18, 2007, we had 53,292,681 shares of Common Stock outstanding and no preferred shares outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock.

PART II

OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Item 5.	OTHER INFORMATION

None

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.		Description of Exhibit

31.1	--	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	--	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	--	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	--	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the
Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007	DCI USA, INC.

	By:	/s/ Jonathan Ilan Ofir
Jonathan Ilan Ofir, Chief Executive Officer

/s/ Jonathan Rigbi
Jonathan Rigbi Chief Financial Officer (Principal Financial and Accounting Officer)

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