Form 10QSB
period 2007-06-30
DCI USA, INC
filed 2007-08-20
CIK 1120210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

Commission file number 000-31143

DCI USA, INC.
(Exact name of small business as specified in its charter)

Delaware	22-3742159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8 Bond Street
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
Yes ☐  No ☒

As of August 17, 2007, 53,917,681 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

DCI USA, INC. AND SUBSIDIARY

Item 1. Financial Statements.

DCI USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	2-3

Consolidated Statements of Operations for the three and six months ended
June 30, 2007 (unaudited) and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2007
(unaudited) and 2006 (unaudited)	5

Notes to Consolidated Financial Statements	6-11

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$9,258	$74,755
Account receivables	214,337	-
Prepaid expense	2,300	8,002
Interest receivable-related party	17,227	8,798
Interest receivable	2,449	-
Loan receivable- related party	100,450	55,000
Loan receivable - Gunther	-	630,000
Note receivable - net of discount	-	142,485
Note receivable	70,000
Loan receivable - Senergy	100,000	-
Total current assets	516,021	919,040

Fixed assets, net	2,781	3,225

Investment in 231 NAPD	1,310,059	1,355,998
Investment in ARI, Ltd.	2,190,358	-
Goodwill	219,589	-
Noncurrent note receivable		70,000

Total assets	$4,238,808	$2,348,263

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (CONTINUED)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable - Hypothicators	$334,875	$400,000
Loan payable - officer	597,384	-
Accounts payable and accrued expenses	69,560	63,200
Accrued interest	74,982	20,620
Due to ARI, Ltd.	71,533	-
Amount due on option to repurchase common
stock, current	-	81,768
Convertible notes	465,000	465,000
Convertible debentures	600,000	600,000
Current maturities of long term bank loan	152,242	-
Total current liabilities	2,365,576	1,630,588

Commitments and contingencies

Long term bank loan	1,308,613	-
Amount due on option to repurchase common
stock, net of current	-	30,732

Total liabilities	$3,674,189	$1,661,320

Stockholders' equity
Preferred Stock, par value $.001, Authorized 1,000,000
shares Series A Preferred, 200,000 shares
authorized none issued and outstanding	-	-
Common stock, par value $.001,100,000,000 shares
authorized , 53,917,681 shares outstanding	59,542	53,292
Additional paid-in-capital	2,847,177	2,526,671
Accumulated deficit	(2,342,100)	(1,893,020)
Total stockholders' equity	564,619	686,943

Total liabilities and stockholders' equity	$4,238,808	$2,348,263

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months ended June 30,		Three Months ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Operating Income:
Revenue	$-	$-	$-	$-
Interest income	13,083	89,625	6,831	45,060
Total income	13,083	89,625	6,831	45,060

Expenses:
General and administrative expense	129,213	106,080	48,900	66,379
Interest expense	112,040	114,327	48,223	73,039
Professional fees	83,124	36,859	28,500	18,134
Consulting fees	91,256	-	2,000	-
Income taxes	592	2,485	501	2,485
Total expenses	416,225	259,751	128,124	160,037

Loss from operations	(403,142)	(170,126)	(121,293)	(114,977)

Other expense:
Net loss on investment	45,938	-	15,127	-
Total other expense	45,938	-	15,127	-

Net loss	$(449,080)	$(170,126)	$(136,420)	$(114,977)

Basic and Diluted
Loss per share	($0.01)	($0.00)	($0.00)	($0.00)

Weighted average number of
Common Stock outstanding	53,373,482	36,494,626	3,453,395	36,860,156

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month ended June 30,
	2007	2006
	(unaudited)

Cash flows from operating Activities
Net loss for the period	$(449,080)	$(170,126)
Adjustments required to reflect cash flows from
Operating Activities
Amortization of loan cost		21,250
Cost of stock option	89,256
Net loss on equity investment	45,939	-
Amortization of discounts		28,750
Depreciation	444
Amortization of note receivable discount	(7,515)
Changes in operating liabilities and assets
Prepaid expanse	5,702	5,346
Interest receivable	(10,878)	(918)
Accounts payable and accrued expenses	15,226	(3,769)
Net cash used in operating activities	(310,906)	(119,467)

Cash flows from investing activities
Proceeds from loan receivable	150,000	-
Loans to third parties	(145,450)
Loans to related parties	(416,400)	-
Net cash used in investing activities	(411,850)	-

Cash flows from financing activities
Proceeds from loans	597,384	160,000
Payment of loan payable	(65,125)
Issuance of common stock	125,000
Net cash used by financing activities	657,259	160,000

Increase (decrease) in cash	(65,497)	40,533

Cash at the beginning of the period	74,755	5,877

Supplemental disclosures:
Cash paid for income taxes	$592	$2,485

Non-cash disclosures of investing and financing
activities:
Loans to Gunther Wind Energy, Ltd. converted
to investment	$1,055,384

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF THE COMPANY

The accompanying un-audited interim consolidated financial statements of DCI USA, INC. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

The unaudited consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. We operate in one business segment, which is the development of clean energy technologies and the renovation and conversion of buildings to commercial condominiums.

Our cash as of June 30, 2007 was $9,258. We believe that we will be able to meet our cash requirements during 2007 principally through loans from our Chairman and additional third parties financings. Over the next twelve months, we will need additional financing to expand our business, to carry out our business plan and to reduce our debt. The Company estimates that such financing will enable it to meet its ongoing operating cash flow needs.  Management estimates that the Company will have sufficient resources to fund its planned operations beyond June 30, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES
In preparing financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

NET LOSS PER SHARE
Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were 27,300,000 and 16,987,013 potentially dilutive common shares outstanding on June 30, 2007 and 2006, respectively, which were excluded from the calculation of diluted earnings per share, consisting primarily of shares issuable upon the conversion of debt and equity and the exercise of stock options.
.
NOTE 3 - ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER

As of March 24, 2006, Mr. Ofir acquired 28,350,000 shares of our Common Stock from Uri Rosin and Gunther Frantz, Ltd. ("Gunther Frantz") pursuant to an Assignment and Assumption of contract ("Assignment and Assumption of Contract") whereby Mr. Ofir assumed the obligations of Mr. Rosin and Gunther Frantz under a Share Sale Agreement dated February 1, 2006 ("the Share Sale Agreement"). The purchase price of $1,170,004 (or $0.04127 per share) is required to be paid by Mr. Ofir by December 31, 2007. The right to purchase such 28,350,000 shares from Direct Capital Investments, Ltd. had been held by Mr. Rosin and Gunther Frantz, the former controlling shareholders of Direct Capital Investments, Ltd.,

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 3 - ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER - (CONTINUED)

pursuant to the Share Sale Agreement. Mr. Rosin and Gunther Frantz, however, assigned all of the rights and obligations under the Share Sale Agreement to Mr. Ofir. Mr. Rosin is Mr. Ofir's father in-law. With respect to the 3,150,000 shares of our Common Stock still held by Direct Capital Investments, Ltd., (i) the holder has the right, from December 31, 2007 to June 30, 2008, to require Mr. Ofir to purchase such shares for the aggregate price of $130,000 (or $0.04127 per share); and (ii) Mr. Ofir has the right, from February 1, 2006 to June 30, 2008, to require the holder to sell such shares to him for the aggregate price of $390,000 (or $0.1238 per share).

NOTE 4 - PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT

GUNTHER WIND ENERGY, LTD.
In August 2006 we entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. In consideration therefore, the Company cancelled the outstanding balance of certain loans previously made by the Company to Gunther in the amount of $1,055,384. An additional $444,616 of the balance of the $1,500,000 purchase price remains due from the Company to Gunther. These funds will be loaned to the Company by our Chairman, Jonathan Ilan Ofir, in accordance with his commitment to lend the Company of up to an aggregate of $1,000,000. Upon receipt of said funds from Mr. Ofir, the Company will pay to Gunther $444,616, representing the balance of the purchase price outstanding. As a result of the exercise of its option as described above, the Company acquired all the outstanding shares of Gunther, which thereby became a wholly-owned subsidiary of the Company

Through its purchase of 334 shares of preferred stock of ARI, Ltd. (“ARI”), Gunther owns 25% of the outstanding shares of capital stock of ARI. The purchase price for these shares is $3,000,000. As of June 30, 2007, Gunther had paid an aggregate of $2,200,000 of the purchase price to ARI using funds previously loaned to Gunther by the Company, together with a payment from Gunther using proceeds from a bank loan to Gunther of $1,500,000. Gunther owes an additional $800,000 to ARI to complete the transaction which it expects to pay by August 31, 2007. ARI owns and operates a wind farm known as Tel Assaniya Windfarm, which is located in Northern Israel. The Tel Assaniya Windfarm is planned to be upgraded from the current capacity of 6MW to seven wind turbines with a capacity of 2.3MW each. We expects this upgrade to be completed between April and June 2008. Until such upgrade is completed, Gunther will receive a minimum of a 10% preferred return on its investment on quarterly installments in anticipation of the payment of future dividend. After the upgrade is completed, Gunther will receive a minimum of a 12.5% preferred return.

The investment in Gunther is recorded in our financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in our statement of operations for the periods ended June 30, 2007.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 4 - PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT- (CONTINUED)

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$8,984
Account receivables	214,337
Investment in ARI Ltd.	2,190,358
Goodwill	219,589
Total assets	2,633,268

Accounts payable	45,496
Current maturities of long term bank loan	152,242
Long term bank loan	1,308,613
Due to ARI, Ltd.	71,533
Total liabilities	1,577,884

Net assets acquired	$1,055,384

SENERGY, LTD.
In January 2007, the Company entered into a Purchase and Strategic Relationship Agreement with Senergy, Ltd. (“Senergy”), an Israeli limited liability company that operates in the areas of solar heating and cooling and solar-based energy generation (the “Senergy Agreement”). Pursuant to the agreement, the Company, through a new, to-be-formed subsidiary, is to make investments in three installments totaling $500,000 in Senergy. In return for the investment, the Company receives promissory notes totaling $500,000 and a 60% equity interest in Senergy. The Promissory notes incur interest at the rate of 6% and are due 18 months after the date of the note. As of June 30, 2007, the Company made the first required installment of $100,000. The Company has requested that the terms of the Senergy Agreement be renegotiated and Synergy has agreed to such renegotiation. If we are able to successfully conclude our negotiations, we will be in charge of managing fund-raising activities at Senergy and establishing strategic partnerships for Senergy.

231 NORMAN AVE, LLC
The Company remains involved in the renovation and conversion of buildings to commercial condominiums. Our development at 231 Norman Avenue, in Brooklyn, New York is the underlying asset comprising the collateral on the loan discussed below. Construction is being completed and inspections are currently being conducted. Approvals needed for the commercial condominium plan offering have been obtained and the 68 commercial condos are currently on the market for sale. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue Project.

The Company lent $1,370,000 to 231 Norman Ave, LLC (“Norman LLC”) in part pursuant to an agreement which provided the Company the option of supplanting the 100% membership interest holder in Norman LLC. The Company exercised this option as of November 2006 and now owns 100% interest in Norman LLC. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 Norman Avenue Property Development, LLC (“231 NAPD”).

In November 2006, the Company purchased an option to acquire an additional 20% interest in 231 NAPD for $100,000. The option price was required to be paid by December 31, 2006. The option, which if

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 4 - PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT- (CONTINUED)

exercised prior to March 30, 2007, gives the Company the right to purchase the 20% interest in exchange for 18,000,000 shares of the Company’s common stock and a promissory note in the amount of $1,400,000. The promissory note would bear interest at the rate of 8% and is due in November 2011. The payment of the option price has been extended to June 30, 2007 and the exercise of the option has been extended to July 31, 2007. The Company did not exercise the option prior to its expiration on July 31, 2007.

231 NAPD is a New York limited liability company engaged in owning, developing and operating income producing real property. 231 NAPD owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, 231 NAPD consummated a $10,000,000 refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1,750,000. The project at 231 Norman Avenue, the conversion of the existing building to condominiums, is anticipated to be completed by the end of the third quarter of 2007. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 NAPD.

NOTE 5 - NOTES PAYABLE

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

NOTE 6 - CONVERTIBLE NOTE PAYABLE- OFFICER

The Company has a note payable to the Chairman, Jonathan Ilan Ofir, who has agreed to loan the Company between $300,000 and $500,000 for 15 months bearing interest at 6% per annum. Principal and interest will be paid at the loan maturity date. As of June 30, 2007, the Company had borrowed from Mr. Ofir an aggregate amount of $597,000.

NOTE 7 - CONVERTIBLE NOTE

In October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of 231NAPD. The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At June 30, 2007, there was $465,000 in convertible notes outstanding. The Company did not make the quarterly payments of December 31, 2006 and of March 31, 2007 of interest timely, causing a default on the notes.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 7 - CONVERTIBLE NOTE - (CONTINUED)

The interest payments were made during January, May, June, and July, 2007, respectively. None of the note holders has notified the Company of their intention to exert any of their rights regarding this default.

NOTE 8 - DEBENTURES

On November 1, 2006, four parties acquired the debentures in the principal amount of $250,000 and $236,500, with interest accrued to that date, (the “Debentures”) previously held by Cornell Capital Partners LP (“Cornell”). Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, and paid at the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At June 30, 2007, there was $600,000 outstanding on the Debentures. The agreement was amended to extend the due date to December 31, 2007.

NOTE 9 - LONG-TERM BANK LOAN

On March 5, 2007, Gunther obtained a $1,500,000 bank loan from Bank Hapoalim, Ltd., which matured on January 3, 2015. The bank loan bears interest at the Israeli prime rate plus 2% per annum. Principal and interest payments on the bank loan are due quarterly.

NOTE 10 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
On December 6, 2004, upon the execution of the Standby Equity Distribution agreement with Cornell the Company issued 200,000 shares of Series A Preferred Stock to Cornell as a commitment fee. Holders of the Series A Preferred Stock are entitled to receive an annual 5% dividend payable semi-annually. The 5% dividend may be paid in either cash or shares of our common stock in the discretion of the Board of Directors. In the event of a dissolution or liquidation of the Company's business, the Series A Preferred Stock ranks senior to the Company's common stock and all other classes of equity securities that may be outstanding which by their terms do not rank senior to the Series A Preferred Stock, and the Series A Preferred Stock is subordinate and ranks junior to all debt. The Company has the right to redeem the Series A Preferred Stock at a price of $1 per share plus an annual premium of 5%. The Series A Preferred Stock is convertible into shares of our common stock at conversion ratios equal to the lesser of: (a) $1, or (b) $1 and all accrued but unpaid dividends divided by the average closing bid price of our common stock as quoted by Bloomberg L.P. for 20 trading days immediately preceding the conversion notice date.

The Company issued these shares pursuant to an agreement (the "Waiver Agreement"), dated as of June 2, 2006, between the Company and Cornell, which provided for the waiver by Cornell of certain defaults under the $250,000 principal amount Debentures (each a "Debenture") which the Company had issued to Cornell in each of December 2004 and February 2005, and under the documents related to such Debentures. Pursuant to the Waiver Agreement, Cornell became obligated to cancel the 200,000 shares of the Company’s Series A Preferred Stock ("Preferred Stock") which the Company had issued to Cornell in December 2004 as a commitment fee under the Standby Equity Distribution Agreement, dated December 13, 2004, between the Company and Cornell. In return, the Company became obligated to issue to Cornell 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option has a duration of

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

three years and may be exercisable by Cornell at any time. As a result of Cornell being able to require the Company to repurchase the shares, as of December 31, 2006 the Company has reflected the amount of the repurchase as a liability on the Company’s balance sheet as amount due on option to repurchase common stock. Under the Waiver Agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company’s compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents.

On July 28, 2006, the Company issued 1,350,000 restricted shares of its Common Stock to Cornell and 150,000 restricted shares of its Common Stock to an individual designee of Cornell. The certificates representing such shares were dated as of June 20, 2006. The Company believes such issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of June 30, 2007 Cornell sold all of its shares to third parties has no outstanding put option.

ADDITIONAL ISSUANCES OF COMMON STOCK
In June 2007, the Company issued 625,000 shares of its common stock for $.20 per share to two purchasers.

NOTE 11 - OPTION GRANT

The Company granted an additional option to one of the principles of Senergy for the purchase of up to 6,000,000 shares of the Company common stock at exercise prices ranging from $10 to $20 per share. The Company valued the cost of these options at $89,256 based upon the Black Scholes options pricing model and has reflected these as consulting expenses during the quarter ended March 31, 2007.

NOTE 12 - RELATED PARTY TRANSACTIONS

Interest income for the three and six months ended June 30, 2007 in amounts of $6,831 and $13,083, respectively, and for the three and six months ended June 30, 2006 in amounts of $45,060 and $89,625, respectively, earned from notes receivable from related parties.

We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

NOTE 13 - SUBSEQUENT EVENTS

On August 6, 2007 Bartram Holdings, Inc. ("Bartram") exercised its options to pay off the $70,000 principal amount promissory note the company holds by delivering 362,880 shares of the company, held by Bartram, by Henry Santorow, and Stehem Robinson. On August 15, 2007 the shares where surrendered.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

As used throughout this report, the terms "DCI," the "Company," "we," "us," and "our" refer to DCI USA, Inc., and unless indicated otherwise, includes our subsidiaries.

Forward Looking Statements

This report on Form 10-QSB (the “Report”) contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" on the Company’s Annual Report of Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007, as amended on May 4, 2007, as well as those discussed elsewhere in this Report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are presently engaged in two lines of business: (i) the development of clean energy technologies; and (ii) the renovation and conversion of buildings to commercial condominiums.

On August 1, 2006, we entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. In consideration therefor, the Company cancelled the outstanding balance of certain loans previously made by the Company to Gunther in the amount of $1,055,384. (The Company’s Current Report of Form 8-K filed with the SEC on June 28, 2007 misstated the amount of loan cancellations as $1,468,000). An additional $444,616 of the balance of the $1,500,000 purchase price remains due from the Company to Gunther. These funds will be loaned to the Company by our Chairman, Jonathan Ilan Ofir, in accordance with his commitment to lend the Company of up to an aggregate of $1,000,000. Upon receipt of said funds from Mr. Ofir, the Company will pay to Gunther the sum of $444,616, representing the balance of the purchase price outstanding. As a result of the exercise of its option as described above, the Company acquired all the outstanding shares of Gunther, which thereby became a wholly-owned subsidiary of the Company.

Through its purchase of 334 shares of preferred stock of ARI, Ltd., Gunther now owns 25% of the outstanding shares of capital stock of ARI, Ltd. The purchase price for these shares was $3,000,000. As of June 30, 2007, Gunther had paid an aggregate of $2,200,000 of the purchase price to ARI, Ltd. using funds previously loaned to Gunther by the Company, together with a payment from Gunther using proceeds from a bank loan to Gunther of $1,500,000. Gunther owes an additional $800,000 to ARI, Ltd. to complete the transaction, which it expects to pay by August 31, 2007.

Pursuant to the terms and provisions of the agreement, the Company’s purchase of the preferred shares of ARI, Ltd. provides Gunther with the right to appoint one board member for every 12.5% of ARI, Ltd.’s outstanding capital stock owned. As of August 20, 2007, Gunther has appointed one director and has not yet exercised its right to appoint a second director.

ARI Ltd. owns and operates a wind farm known as Tel Assaniya Windfarm, which is located in Northern Israel. ARI has no employees and operates the Tel Assaniya Windfarm through a subcontractor. The Tel Assaniya Windfarm is planned to be upgraded from the current total capacity of 6MW, to seven wind turbines with a capacity of 2.3MW each. We expect this upgrade to be completed between April and June 2008. Until such upgrade is completed, Gunther will receive a minimum of a 10% preferred return on its $3,000,000 investment, which amounts to $75,000 each quarter, in anticipation of the payment of future dividends. After the upgrade is completed, Gunther will receive a minimum of a 12.5% preferred annual return.

Purchase and Strategic Relationship Agreement

We have also engaged in ongoing negotiations with Senergy Ltd, an Israeli firm through which DCI plans to engage in solar energy projects across Israel, Spain, and Greece through various partnerships entered into by Senergy Solar Systems. In January 2007, the Company entered into a Purchase and Strategic Relationship Agreement with Senergy, Ltd. (“Senergy”), an Israeli limited liability company (the “Senergy Agreement”). Pursuant to the agreement, the Company, through a new, to-be-formed subsidiary, is to make investments in three installments totaling $500,000 in Senergy. In return for the investment, the Company receives promissory notes totaling $500,000 and a 60% equity interest in Senergy. The Promissory notes incur interest at the rate of 6% and are due 18 months after the date of the note. The Company made the first required installment of $100,000. The Company has requested that the terms of the Senergy Agreement be renegotiatied and Synergy has agreed to such renegotiation. If we are able to successfully conclude our negotiations, we will be in charge of managing fund-raising activities at Senergy and establishing strategic partnerships for Senergy. Senergy operates in the areas of solar heating and cooling and solar-based energy generation. Until negotiations are finalized, the two current owners of Senergy have personally guaranteed the loan of $100,000.

231 Norman Avenue

The Company remains involved in the renovation and conversion of buildings to commercial condominiums. Our development at 231 Norman Avenue, in Brooklyn, New York is the underlying asset comprising the collateral on the loan discussed below. Construction is being completed and inspections are currently being conducted. Approvals needed for the commercial condominium plan offering have been obtained and 68 commercial condos are currently on the market for sale. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue project.

The Company lent $1.37 million dollars to 231 Norman Ave, LLC (“Norman LLC”) in part pursuant to an agreement which provided the Company the option of supplanting the 100% membership interest holder in Norman LLC. The Company exercised this option as of November 2006 and now owns 100% interest in Norman LLC. As a result of the Company’s acquisition of Norman LLC, the Company controls 30% of the membership interests of 231 Norman Avenue Property Development, LLC (“231 NAPD”).

In November 2006, the Company purchased an option to acquire an additional 20% interest in 231 NAPD for $100,000. The option price was required to be paid by December 31, 2006. The option, which if exercised prior to March 30, 2007, gives the Company the right to purchase the 20% interest in exchange for 18 million shares of the Company’s common stock and a promissory note in the amount of $1,400,000. The promissory note would bear interest at the rate of 8% and is due in November 2011. The payment of the option price has been extended to June 30, 2007 and the exercise of the option has been extended to July 31, 2007. The Company did not exercise the option prior to its expiration on July 31, 2007.

231 NAPD is a New York limited liability company engaged in owning, developing and operating income producing real property. 231 NAPD owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, 231 NAPD consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue, including the conversion of the existing building to condominiums, is anticipated to be completed during the third quarter of 2007.

Financial Condition and Results of Operations

Comparison of the results of operations: three and six months ended June 30, 2007 to three and six months ended June 30, 2006.

Our total income for the three months ended June 30, 2007 was $6,831, compared with total income of $45,060 for the three months ended June 30, 2006. Income for the quarter ended June 30, 2007 primarily consisted of interest income from notes receivable from related parties.

Our total income for the six months ended June 30, 2007 was $13,083, compared with total income of $89,625 for the six months ended June 30, 2006. Our income for the six months ended June 30, 2007 primarily consisted of interest income from notes receivable from related parties.

Our general and administrative expenses decreased to $48,900 for the three months ended June 30, 2007, from $66,379 for the three months ended June 30, 2006. Interest expense decreased to $48,223 for the quarter ended June 30, 2007, from $73,039 for the quarter ended June 30, 2006.

Professional fees increased from $18,134 for the quarter ended June 30, 2006, to $128,500 for the quarter ended June 30, 2007. Consulting fees were $2,000 and $91,256 for the three months and six months ended June 30, 2007.

Total loss from operations during the quarter ended June 30, 2006 was $114,977, which increased to $121,293 during the quarter ended June 30, 2007. The increase in loss is attributed mainly to the decrease in interest income due to the cancellation of loans made to 231 NAPD and the increase in legal fees incurred in connection with the Gunther and ARI transactions.

Comparison of the results of operations: three and six months ended June 30, 2006 to three and six months ended June 30, 2005.

Our total income for the quarter ended June 30, 2006 was $45,060, compared with total income of $52,936 for the quarter ended June 30, 2005. Income for the quarter ended June 30, 2006 consisted solely of interest income earned from our notes receivable from related parties.

Our total income for the six months ended June 30, 2006 was $89,625, compared with total income of $97,936 for the six months ended June 30, 2005. The majority of total income consisted of interest income earned from our notes receivable from related parties.

Our general and administrative expenses decreased to $66,379 for the quarter ended June 30, 2006, from $85,219 for the quarter ended June 30, 2005. The decrease was primarily due to having less consulting fees. Interest expense increased to $73,039 for the quarter ended June 30, 2006 from $42,670 for the quarter ended June 30, 2005. The increase is due primarily from the Company's agreement to raise the interest rate from 8% to 12% on the Debentures per annum, retroactive to the original dates as of which the Debentures were issued.

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

Professional fees decreased from $49,163 for the quarter ended June 30, 2005 to $18,134 for the quarter ended June 30, 2006. We incurred significant legal and accounting fees during the quarter ended June 30, 2005, because we had begun to operate as a Business Development Company (“BDC”) in February 2005. During the quarter ended March 31, 2006, we withdrew as a BDC, thereby no longer having to incur legal and accounting expenses for complying with the rules and regulations applicable to BDCs.

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

Total other income and expense was $38,923 during the quarter ended June 30, 2005, consisting of a net loss on the value of the Bartram Holdings, Inc. ("Bartram") investment (previously disclosed), and was zero during the quarter ended June 30, 2006.

As a result primarily of the reductions in professional fees and general and administrative expenses and the increase in interest expense from the second quarter of 2005 to the second quarter of 2006, our total expenses were reduced and our net loss was reduced from $163,039 to $114,977 during such periods.

Liquidity and Capital Resources

Our cash as of June 30, 2007 was $9,258. We believe that we will be able to meet our cash requirements over the next twelve months principally through loans from our Chairman.

In June 2007, the Company raised an aggregate of $125,000 from the sales of its common stock to two purchasers. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

Over the next twelve months, we will need additional financing to expand our business, to carry out our business plan and to reduce our debt. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

Notes Receivable

In exchange for the cancellation of $1,370,000 aggregate principal amount of note obligations owed to us, we have acquired an aggregate of 30% of the outstanding membership interests in 231 NAPD. We previously reported that 231 NAPD had received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums. We anticipate that the conversion will be completed this during the third quarter 2007. As soon as a Temporary Certificate of Occupancy is obtained, 231 NAPD will begin to close on the sale of units, approximately 22 of which are under contract as of the date of this discussion.

231 NAPD reports that it requires an additional $700,000 to complete renovations of the real property owned by 231 NAPD at 231 Norman Avenue, Brooklyn, New York, and to apply for the Temporary Certificate of Occupancy. The Company agreed that, until the closing of a bridge loan in the amount of $700,000, it would loan 231 NAPD up to $200,000, bearing 10% interest per annum, and lent a total of $194,000 pursuant thereto. On May 31, 2007, 231 NAPD obtained a bridge loan in the amount of $700,000. All outstanding principal and interest due by 231 NAPD to the Company was paid on May 31, 2007 at the closing of the bridge loan. Interest receivable was booked for the first quarter 2007.

As of June 30, 2007, our notes payable consisted of the following:

The Company has a promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. The promissory note accrues interest at the rate of 15% per annum and was due June 15, 2006. The note was extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principal and interest though October 2007. The Company made payments pursuant to the agreement in February and March 2007.

In addition, on November 1, 2006, four parties acquired the debentures in the principal amount of $250,000 and $236,500, with interest accrued to that date, (the “Debentures”) previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, and paid at the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At June 30, 2007, there was $600,000 outstanding on the Debentures. The agreement was amended to extend the due date to December 31, 2007,

In addition, in October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of 231NAPD (at December 31, 2006 the exercise price would have been $.05). The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At June 30, 2007, there was $465,000 in convertible notes outstanding. The Company did not make the quarterly payments of December 31, 2006 and of March 31, 2007 of interest timely, causing a default on the notes. The interest payments were made during January, May, June, and July, 2007, respectively, and is current on its payments. None of the note holders has notified the Company of their intention to exert any of their rights regarding this default.

The Company also has a balance payable to our Chairman, Jonathan Ilan Ofir, who has agreed to loan the Company between $300,000 and $500,000 for 15 months bearing interest at 6% per annum. Principal and interest will be paid at the loan maturity date. As of June 30, 2007 the Company had borrowed from Mr. Ofir an aggregate of $597,000. Included in this amount is $486,384 which Mr. Ofir loaned to the Company to acquire Gunther.

Impact of Inflation

Inflation has not had a material effect on our results of operation.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007, we sold an aggregate of 625,000 shares of the Company’s common stock to two purchasers for an aggregate purchase price of $125,000. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

As discussed above, the Company issued a promissory note payable to Hypothecators in the principal amount of $400,000. The promissory note accrues interest at the rate of 15% per annum and was due June 15, 2006. The term of the note was subsequently extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principal and interest though October 2007. The Company made payments pursuant to the agreement in February and March 2007, but has not made any payments thereafter. We have entered into negotiations with Hypothecators to extend the due date and/or modify the terms of the note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 6, 2007 Bartram exercised its option to pay off the $70,000 principal amount promissory note owed to the Company by delivering its 362,880 shares of the Company for cancellation.

Item 6.  Exhibits.

The agreements to be filed as exhibits shall be filed as an amendment to this Report upon receipt of translated versions of said agreements.

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

Dated: August 20, 2007	DCI USA, INC.

	By:	/s/ David Rothstein
David Rothstein Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jonathan Rigbi
Jonathan Rigbi Chief Financial Officer (Principal Financial and Accounting Officer)