Form 10QSB
period 2007-09-30
DCI USA, INC
filed 2007-11-19
CIK 1120210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐  No ☒

As of November 14, 2007,54,554,801shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

DCI USA, INC.

For the quarterly period ended September 30, 2007

DCI USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and
December 31, 2006 (audited)	F-2 - F-3

Consolidated Statements of Operations for the three and nine months ended
September 30, 2007 (unaudited) and 2006 (unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007
(unaudited) and 2006 (unaudited)	F-5

Notes to Consolidated Financial Statements	F-6 - F-13

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$10,123	$74,755
Prepaid expense	-	8,002
Interest receivable -related party	11,920	8,798
Interest receivable	2,449	-
Loan receivable- related party	324,297	55,000
Loan receivable - Gunther	-	630,000
Note receivable - net of discount	-	142,485
Loan receivable - Senergy	100,000	-
Total current assets	448,789	919,040

Fixed assets, net	2,707	3,225

Investment in 231 NAPD	1,294,197	1,355,998
Investment in ARI, Ltd.	2,346,228	-
Goodwill	219,589	-
Noncurrent notes receivable	-	70,000

Total assets	$4,311,510	$2,348,263

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (CONTINUED)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Short-term bank credit	$13,410	$-
Loan payable - Hypothicators	334,875	400,000
Loan payable - officer	913,963	-
Accounts payable and accrued expenses	123,367	63,200
Accrued interest	84,512	20,620
Due to ARI, Ltd.	144,292	-
Amount due on option to repurchase common
stock, current	-	81,768
Convertible notes	465,000	465,000
Convertible debentures	600,000	600,000
Current maturities of long term bank loan	155,418	-
Total current liabilities	2,834,837	1,630,588

Commitments and contingencies

Long term bank loan	1,270,461	-
Amount due on option to repurchase common stock, net
of current	-	30,732

Total liabilities	$4,105,298	$1,661,320

Stockholders' equity
Preferred Stock, par value $.001, authorized 1,000,000
shares Series A Preferred, 200,000 shares
authorized none issued and outstanding	-	-
Common Stock, par value $.001,authorized 100,000,000
shares; 53,917,681 shares issued, and
53,554,801 shares outstanding as of September 30,
2007; 53,292,681 shares issued and outstanding as of
December 31, 2006	53,917	53,292
Additional paid-in-capital	2,852,802	2,526,671
Accumulated deficit	(2,618,859)	(1,893,020)
Treasury stock, at per - 362,880 common stock shares	(81,648)
Total stockholders' equity	206,212	686,943

Total liabilities and stockholders' equity	$4,311,510	$2,348,263

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months ended September 30,		Three Months ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Operating Income:
Revenue	$-	$-	$-	$-
Interest income	19,425	135,179	6,342	45,554
Total income	19,425	135,179	6,342	45,554

Expenses:
General and administrative expense	251,194	178,076	121,980	71,996
Interest expense	173,872	157,248	61,832	42,921
Professional fees	154,614	51,031	71,491	14,173
Consulting fees	96,107	-	4,851	-
Income taxes	3,545	2,485	2,953	-
Total expenses	679,334	388,840	263,108	129,090

Loss from operations	(659,908)	(253,661)	(256,766)	(83,536)

Other expense:
Net loss on investment	65,931	-	19,993	-
Total other expense	65,931	-	19,993	-

Net loss	$(725,839)	$(253,661)	$(276,759)	$(83,536)

Basic and Diluted loss per share	($0.01)	($0.01)	($0.01)	($0.00)

Weighted average number of
Common Stock outstanding	53,537,835	37,696,855	53,857,866	40,062,108

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2007	2006
	(unaudited)
Cash flows from operating Activities
Net loss for the period	$(725,839)	$(253,661)
Adjustments required to reflect cash flows from Operating Activities
Amortization of loan cost		31,875
Cost of stock option	89,256
Net loss on equity investments	65,931	-
Amortization of discounts		43,125
Depreciation	518
Amortization of note receivable discount	(7,515)
Changes in operating liabilities and assets
Account receivables	214,337
Short-term bank credit	13,410
Prepaid expense	(3,646)	4,930
Interest receivable	(5,571)	1,668
Restricted cash	-	(180,000)
Due to ARI, Ltd.	72,759
Accounts payable and accrued expenses	78,563	(3,241)
Net cash used in operating activities	(207,798)	(355,304)

Cash flows from investing activities
Proceeds from loan receivable	150,000	-
Investment in ARI, Ltd.	(160,000)
Loans to third parties	(369,297)
Loans to related parties	(416,400)	-
Net cash used in investing activities	(795,697)	-

Cash flows from financing activities
Proceeds from loans	913,963	360,000
Payment of loan payable	(65,125)
Issuance of common stock	125,000
Payment of long term bank loan	(34,976)
Net cash used by financing activities	938,862	360,000

Increase (decrease) in cash	(64,632)	4,696
Cash at the beginning of the period	74,755	5,877
Cash at the end of the period	$10,123	$10,573

Supplemental disclosures:
Interest paid	$60,829	$59,000
Cash paid for income taxes	3,545	2,485
Non-cash disclosures of investing and financing activities:
Loans to Gunther Wind Energy, Ltd. converted to investment	1,055,384
Repayment of loan through issuance of shares		160,000
Repurchase of 362,880 shares of the company to pay off promissory note	81,648
Issuance of shares through common stock subscription		300,000
Conversion of debt to equity		13,500

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

Our cash as of September 30, 2007 was $10,123. We believe that we will be able to meet our cash requirements during 2007 principally through loans from our Chairman and additional third parties financings. Over the next twelve months, we will need additional financing to expand our business, to carry out our business plan and to reduce our debt. The Company estimates that such financing will enable it to meet its ongoing operating cash flow needs.  Management estimates that the Company will have sufficient resources to fund its planned operations beyond September 30, 2008.

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

NET LOSS PER SHARE
Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were 27,300,000 and 16,987,013 potentially dilutive common shares outstanding on September 30, 2007 and 2006, respectively, which were excluded from the calculation of diluted earnings per share, consisting primarily of shares issuable upon the conversion of debt and equity and the exercise of stock options.
.
NOTE 3 - ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER

As of March 24, 2006, the Chairman and Director, Jonathan Ilan Ofir (“Mr. Ofir”) acquired 28,350,000 shares of our Common Stock from Uri Rosin and Gunther Frantz, Ltd. ("Gunther Frantz") pursuant to an Assignment and Assumption of contract ("Assignment and Assumption of Contract") whereby Mr. Ofir assumed the obligations of Mr. Rosin and Gunther Frantz under a Share Sale Agreement dated February 1, 2006 ("the Share Sale Agreement"). The purchase price of $1,170,004 (or $0.04127 per share) is required to be paid by Mr. Ofir by December 31, 2007. The right to purchase such 28,350,000 shares from Direct

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 3 - ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER - (CONTINUED)

Capital Investments, Ltd. had been held by Mr. Rosin and Gunther Frantz, the former controlling shareholders of Direct Capital Investments, Ltd., Pursuant to the Share Sale Agreement. Mr. Rosin and Gunther Frantz, however, assigned all of the rights and obligations under the Share Sale Agreement to Mr. Ofir. Mr. Rosin is Mr. Ofir's father in-law. With respect to the 3,150,000 shares of our Common Stock still held by Direct Capital Investments, Ltd., (i) the holder has the right, from December 31, 2007 to June 30, 2008, to require Mr. Ofir to purchase such shares for the aggregate price of $130,000 (or $0.04127 per share); and (ii) Mr. Ofir has the right, from February 1, 2006 to June 30, 2008, to require the holder to sell such shares to him for the aggregate price of $390,000 (or $0.1238 per share).

On August 6, 2007 Bartram Holdings, Inc. ("Bartram") exercised its options to pay off the $70,000 principal amount promissory note the company holds by delivering 362,880 shares of the company, held by Bartram, by Henry Santorow, and Stehem Robinson. On August 15, 2007 the shares where surrendered.

NOTE 4 - PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT

GUNTHER WIND ENERGY, LTD.
On August 1, 2006 we entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. In consideration therefore, the Company cancelled the outstanding balance of certain loans previously made by the Company to Gunther in the amount of $1,055,384. The Company transferred $110,459 in September 2007 and an additional $334,157 of the balance of the $1,500,000 purchase price remains due from the Company to Gunther. These funds will be loaned to Mr. Ofir, in accordance with his commitment to lend the Company of up to an aggregate of $1,000,000. Upon receipt of said funds from Mr. Ofir, the Company will pay to Gunther $334,157, representing the balance of the purchase price outstanding. As a result of the exercise of its option as described above, the Company acquired all the outstanding shares of Gunther, which thereby became a wholly-owned subsidiary of the Company

Through its purchase of 334 shares of preferred stock of ARI, Ltd. (“ARI”), Gunther owns 25% of the outstanding shares of capital stock of ARI. The purchase price for these shares is $3,000,000. As of September 30, 2007, Gunther had paid an aggregate of $2,360,000 of the purchase price to ARI using funds previously loaned to Gunther by the Company, together with a payment from Gunther using proceeds from a bank loan to Gunther of $1,500,000. Gunther owes an additional $640,000 to ARI to complete the transaction which it expects to pay by December 31, 2007. On September 13, 2006, ARI signed an agreement to purchase a wind farm known as Tel Assaniya Windfarm, which is located in Northern Israel. The completion of the purchase agreement is expected by December 31, 2007 upon payment of the outstanding balance. The Tel Assaniya Windfarm is planned to be upgraded from the current capacity of 6MW to seven wind turbines with a capacity of 2.3MW each. We expect this upgrade to be completed between April and June 2008. Until such upgrade is completed, Gunther will receive a minimum of a 10% preferred return on its investment on quarterly installments in anticipation of the payment of future dividend. Payments have been made for the quarterly periods ending June 30, 2007 and September 30, 2007. After the upgrade is completed, Gunther will receive a minimum of a 12.5% preferred return. . As of November 14, 2007, Gunther has appointed one director and has not yet exercised its right to appoint a second director.

The investment in Gunther is recorded in our financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in our statement of operations for the periods ended September 30, 2007.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 4 - PURCHASE AND STRATEGIC RELATIONSHIP AGREEMENT- (CONTINUED)

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$8,984
Account receivables	214,337
Investment in ARI, Ltd.	2,190,358
Goodwill	219,589
Total assets	2,633,268

Accounts payable	45,496
Current maturities of long term bank loan	152,242
Long term bank loan	1,308,613
Due to ARI, Ltd.	71,533
Total liabilities	1,577,884

Net assets acquired	$1,055,384

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

231 NAPD is a New York limited liability company engaged in owning, developing and operating income producing real property. 231 NAPD owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, 231 NAPD consummated a $10,000,000 refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1,750,000. The project at 231 Norman Avenue, the conversion of the existing building to condominiums has been completed. 231 NAPD is now in the process of obtaining a Temporary Certificate of Occupancy. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 NAPD.

The Company and Mr. Ofir, guaranteed to North Fork Bank the obligations of 231 NAPD. On September 5, 2007, 231 NAPD entered into a Consolidated Mortgage Extension and Security Agreement (the “Agreement”) with North Fork Bank pursuant to which 231 NAPD borrowed the principal sum of $2,426,497 from said bank and consolidated a previous loan of $11,411,003, for an aggregate consolidated principal loan amount of $13,837,500 (the “North Fork Loan”).

On September 5, 2007, and simultaneous with the execution of the Agreement, 231 NAPD issued a Restated Promissory Note to North Fork Bank in the aggregate principal amount of $13,837,500 (the “Note”). Pursuant to the Note, principal plus all accrued and unpaid interest thereon shall be paid on March 5, 2009. Interest accrues on the principal amount at a daily rate of interest equal to 7.25% to be computed on 360-day basis, and is to be paid on a monthly basis. Under specified conditions, 231 NAPD may, at its option, extend the loan for an additional six months in which case the rate of interest shall be 2% above the one year Treasury Index as of the three days prior to the Maturity Date. Upon providing 10 days prior written notice, 231 NAPD has the right to prepay the North Form Bank Loan, in multiples of $25,000 or more, at any time, without penalty. The obligations to North Fork Bank are secured by a lien on the property owned by 231 NAPD.

In connection with the consolidation of the loan with North Fork, the Company, Mr. Ofir, Amir Yerushalmi, Vision Real Estates Group, LLC and YIZ Oxford Capital, LLC, collectively, executed a Guaranty in favor of North Fork Bank (the “Guaranty”). In accordance with the Guaranty, the Guarantors guaranteed full performance of 231 NAPD’s obligations to North Fork Bank. In the event 231 NAPD defaults under the terms and provisions of the Agreement, upon written demand, the Guarantors, jointly and severally, shall pay to North Fork Bank all amounts remaining unpaid under the Agreement. As added security for the North Fork Loan, and in accordance with the Guaranty, all property of the Guarantors held by North Fork Bank shall be subject to a lien as security for the liabilities of the Guarantors. In the event the Guarantors fail to make payment to North Fork Bank when due, any such payment shall bear interest at the rate of 24% per annum.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 5 - NOTES PAYABLE

In November 2004, the Company entered into an agreement with Norman Property LLC regarding the assignment to the Company of a promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. Pursuant to the assignment agreement, the Company received $400,000 from Norman Property LLC. The promissory note accrues interest at the rate of 15% per annum and is due June 15, 2006. The note was extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principal and interest through October 2007. In the first quarter of 2007, the Company paid an amount of approximately $65,000 and is currently negotiating the amendment of the agreement.

NOTE 6 - CONVERTIBLE NOTE PAYABLE- OFFICER

As of September 30, 2007, the Company has a balance payable to Mr. Ofir, in an aggregate amount of $914,000, bearing interest at 6% per annum. Principal and interest will be paid at the loan maturity date.

NOTE 7 - CONVERTIBLE NOTE

In October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of 231NAPD. The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At September 30, 2007, there was $465,000 in convertible notes outstanding. The Company did not make the quarterly payments of December 31, 2006 and of March 31, 2007 of interest timely, causing a default on the notes. However, such interest payments were made during January and May, 2007, respectively. None of the note holders has notified the Company of their intention to exert any of their rights regarding this default. Interest payments for June and September 2007 were made in a timely manner. Accordingly, the Company is current on its payments.

NOTE 8 - DEBENTURES

On November 1, 2006, four parties acquired the debentures in the principal amount of $250,000 and $236,500, with interest accrued to that date, (the “Debentures”) previously held by Cornell Capital Partners LP (“Cornell”). Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, and paid at the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At September 30, 2007, there was $600,000 outstanding on the Debentures. The agreement was amended to extend the due date to December 31, 2007.

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

The Company issued these shares pursuant to an agreement (the "Waiver Agreement"), dated as of June 2, 2006, between the Company and Cornell, which provided for the waiver by Cornell of certain defaults under the $250,000 principal amount Debentures (each a "Debenture") which the Company had issued to Cornell in each of December 2004 and February 2005, and under the documents related to such Debentures. Pursuant to the Waiver Agreement, Cornell became obligated to cancel the 200,000 shares of the Company’s Series A Preferred Stock ("Preferred Stock") which the Company had issued to Cornell in December 2004 as a commitment fee under the Standby Equity Distribution Agreement, dated December 13, 2004, between the Company and Cornell. In return, the Company became obligated to issue to Cornell 1,500,000 shares of its Common Stock and grant to Cornell a put option to sell such 1,500,000 shares back to the Company at the price of seven and one-half cents ($0.075) per share. The put option has a duration of three years and may be exercisable by Cornell at any time. As a result of Cornell being able to require the Company to repurchase the shares, as of December 31, 2006 the Company has reflected the amount of the repurchase as a liability on the Company’s balance sheet as amount due on option to repurchase common stock. Under the Waiver Agreement, the Company also agreed that the interest rate under the Debentures would be raised from 8% to 12% per annum, retroactive to the original dates as of which the Debentures were issued. In addition, subject to the Company’s compliance with the terms of the Waiver Agreement, Cornell agreed that, until November 2, 2006, it would (i) not convert any additional amount of the Debentures into shares of our Common Stock, and (ii) forebear from exercising its rights and remedies under the Debentures and the related documents.

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
(UNAUDITED)

NOTE 10 - STOCKHOLDERS' EQUITY - (CONTINUED)

ADDITIONAL ISSUANCES OF COMMON STOCK
In June 2007, the Company issued 625,000 shares of its common stock for $.20 per share to two purchasers.

BARTRAM
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

NOTE 12 - RELATED PARTY TRANSACTIONS

Interest income for the three and nine months ended September 30, 2007 in amounts of $6,342 and $19,425, respectively, and for the three and nine months ended September 30, 2006 in amounts of $45,554 and $135,179, respectively, earned from notes receivable from related parties. We believe that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

NOTE 13 - SUBSEQUENT EVENTS

On October 29, 2007 the Company issued 1,000,000 shares of common stock to one of the Company’s Directors in consideration for past service such Director has rendered to the Company in the year 2007. The shares of Common Stock, upon their issuance, shall be validly issued, fully paid, and non-assessable.

On November 14, 2007, Mr. Ofir, Jonathan Rigbi, the Company’s Chief Financial Officer entered into a Purchase Agreement, with TSSS, Inc. a Delaware corporation (“TSSS”). Pursuant to the Purchase Agreement, Mr. Ofir sold all 30,952,997 shares of the Company’s common stock owned by him to TSSS and assigned to TSSS an aggregate principal amount of $976,963 plus accrued interest of $19,868 relating to a series of loans Mr. Ofir made to the Company. In addition, Mr. Rigbi sold all 6,135,000 shares of the Company’s common stock to TSSS. In consideration for the sale of the shares of common stock, TSSS paid cash in the amount of $0.07 per share, amounting in the aggregate to $2,596,160. In addition, pursuant to the Purchase Agreement and in connection with the assignment of the loans, TSSS issued Mr. Ofir a promissory note in the amount of $846,831, representing the aggregate principal loan amount plus accrued interest, less $150,000. In accordance with the promissory note, interest accrues at a rate of one percent per month. Principal and interest are due and payable on or before May 14, 2008. In the event TSSS fails to make payments when due, interest shall accrued at a rate of two percent per month. TSSS has the right to prepay all or a portion of the note without penalty or premium. The note is secured by personal guarantee of a principal of TSSS. Simultaneously with the execution of the Purchase Agreement and promissory note, Mr. Ofir and TSSS entered into an Assignment and Indemnification Agreement whereby Mr. Ofir assigned and TSSS accepted the loans and agreed to indemnify Mr. Ofir against any and all claims and damages

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS - (CONTINUED)

arising in connection with the loans. The Company was a signatory to the Assignment and Indemnification Agreement.

Pursuant to the purchase agreement, Mr. Ofir resigned from his position as Chairman and Director of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

As used throughout this report, the terms "DCI," the "Company," "we," "us," and "our" refer to DCI USA, Inc., and unless indicated otherwise, includes our subsidiaries.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto.

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

Gunther Wind Energy, Ltd.

On August 1, 2006, we entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. In consideration therefor, the Company cancelled the outstanding balance of certain loans previously made by the Company to Gunther in the amount of $1,055,384. (The Company’s Current Report of Form 8-K filed with the SEC on June 28, 2007 misstated the amount of loan cancellations as $1,468,000). The Company transferred $110,459 in September 2007 and an additional $334,157 of the balance of the $1,500,000 purchase price remains due from the Company to Gunther. The Company will pay to Gunther the sum of $334,157, representing the balance of the purchase price outstanding by no later than December 31, 2007. As a result of the exercise of its option as described above, the Company acquired all the outstanding shares of Gunther, which thereby became a wholly-owned subsidiary of the Company.

Through its purchase of 334 shares of preferred stock of ARI, Ltd. (“ARI”), Gunther owns 25% of the outstanding shares of capital stock of ARI. The purchase price for these shares was $3,000,000. As of September 30, 2007, Gunther had paid an aggregate of $2,360,000 of the purchase price to ARI. using funds previously loaned to Gunther by the Company, together with a payment from Gunther using proceeds from a bank loan to Gunther of $1,500,000. Gunther owes an additional $640,000 to ARI. to complete the transaction, which it expects to pay by December 31, 2007. Pursuant to the terms and provisions of the agreement, the Company’s purchase of the preferred shares of ARI provides Gunther with the right to appoint one board member for every 12.5% of ARIs outstanding capital stock owned. As of November 14, 2007, Gunther has appointed one director of ARI and has not yet exercised its right to appoint a second director.

On September 13, 2006, ARI signed an agreement to purchase a wind farm know as the Tel Assaniya Windfarm, located in Northern Israel. The completion of the purchase agreement is expected by December 31, 2007, upon payment of the outstanding balance.

ARI has no employees and operates the Tel Assaniya Windfarm through a subcontractor. The Tel Assaniya Windfarm is planned to be upgraded from the current total capacity of 6MW, to seven wind turbines with a capacity of 2.3MW each. We expect this upgrade to be completed between April and June 2008. Until such upgrade is completed, Gunther will receive a minimum of a 10% preferred return on its $3,000,000 investment, which amounts to $75,000 each quarter, in anticipation of the payment of future dividends. Payments have been made for the quarterly periods ending June 30, 2007 and September 30, 2007. After the upgrade is completed, Gunther will receive a minimum of a 12.5% preferred annual return.

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

231 NAPD is a New York limited liability company engaged in owning, developing and operating income producing real property. 231 NAPD owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York. In March 2005, 231 NAPD consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million. The project at 231 Norman Avenue, including the conversion of the existing building to condominiums, has been completed. 231 NAPD is now in the process of obtaining a Temporary Certificate of Occupancy.

The Company and Jonathan Ilan Ofir, one of its directors and chairman of the board, guaranteed to North Fork Bank the obligations of 231 Norman Avenue Property Development, LLC, a New York limited liability company in which the Company owns a 30% interest through its wholly-owned subsidiary 231 Norman Avenue, LLC. On September 5, 2007, 231 NAPD entered into a Consolidated Mortgage Extension and Security Agreement (the “Agreement”) with North Fork Bank pursuant to which 231 NAPD borrowed the principal sum of $2,426,497.29 from said bank and consolidated a previous loan of $11,411,002.71, for an aggregate consolidated principal loan amount of $13,837,500 (the “North Fork Loan”).

On September 5, 2007, and simultaneous with the execution of the Agreement, 231 NAPD issued a Restated Promissory Note to North Fork Bank in the aggregate principal amount of $13,837,500 (the “Note”). Pursuant to the Note, principal plus all accrued and unpaid interest thereon shall be paid on March 5, 2009. Interest accrues on the principal amount at a daily rate of interest equal to 7.25% to be computed on 360-day basis, and is to be paid on a monthly basis. Under specified conditions, 231 NAPD may, at its option, extend the loan for an additional 6 months in which case the rate of interest shall be 2% above the one year Treasury Index as of the three days prior to the Maturity Date. Upon providing 10 days prior written notice, 231 NAPD has the right to prepay the North Form Bank Loan, in multiples of $25,000 or more, at any time, without penalty. The obligations to North Fork Bank are secured by a lien on the property owned by 231 NAPD.

In connection with the consolidation of the loan with North Fork, the Company, Jonathan Ilan Ofir, one of the Company’s directors and chairman of the board, and several other parties (specifically, Amir Yerushalmi, Vision Real Estates Group, LLC and YIZ Oxford Capital, LLC; collectively, the “Guarantors”) executed a Guaranty in favor of North Fork Bank (the “Guaranty”). In accordance with the Guaranty, the Guarantors guaranteed full performance of 231 NAPD’s obligations to North Fork Bank. In the event 231 NAPD defaults under the terms and provisions of the Agreement, upon written demand, the Guarantors, jointly and severally, shall pay to North Fork Bank all amounts remaining unpaid under the Agreement. As added security for the North Fork Loan, and in accordance with the Guaranty, all property of the Guarantors held by North Fork Bank shall be subject to a lien as security for the liabilities of the Guarantors. In the event the Guarantors fail to make payment to North Fork Bank when due, any such payment shall bear interest at the rate of 24% per annum.

Financial Condition and Results of Operations

Comparison of the results of operations: three and nine months ended September 30, 2007 to three and nine months ended September 30, 2006.

Our total income for the three months ended September 30, 2007 was $6,342, compared with total income of $45,554 for the three months ended September 30, 2007. Income for the quarter ended September 30, 2007 consisted of interest income from notes receivable from related parties.

Our total income for the nine months ended September 30, 2007 was $19,425, compared with total income of $135,179 for the nine months ended September 30, 2006. Our income for the nine months ended September 30, 2007 primarily consisted of interest income from notes receivable from related parties.

Our general and administrative expenses increased to $121,980 for the three months ended September 30, 2007, from $71,996 for the three months ended September 30, 2006. Interest expense increased to $61,832 for the quarter ended September 30, 2007, from $42,921 for the quarter ended September 30, 2006.

Professional fees increased from $14,173 for the quarter ended September 30, 2006, to $71,491 for the quarter ended September 30, 2007. Consulting fees were $4,851 and $96,107 for the three months and nine months ended September 30, 2007.

Total loss from operations during the quarter ended September 30, 2007 was $256,766. The loss is attributed mainly to the decrease in interest income due to the cancellation of loans made to 231 NAPD and the increase in legal fees incurred in connection with the Gunther and ARI transactions.

Liquidity and Capital Resources

Our cash as of September 30, 2007 was $10,123. We will not be able to meet our cash requirements over the next twelve months.

Over the next twelve months, we will need additional financing to meet our current expenses, expand our business, carry out our business plan and reduce our debt. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. There is no assurance that we will be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, and our inability to obtain sufficient financing will adversely affect our operating results and prospects.

Notes Receivable

In exchange for the cancellation of $1,370,000 aggregate principal amount of note obligations owed to us, we have acquired an aggregate of 30% of the outstanding membership interests in 231 NAPD. We previously reported that 231 NAPD had received the necessary approval to convert the commercial use building at 231 Norman Avenue, Brooklyn, New York, into 68 loft units to be sold as condominiums. We have completed the conversion and have applied for a Temporary Certificate of Occupancy. As soon as a Temporary Certificate of Occupancy is obtained, 231 NAPD will begin to close on the sale of units, approximately 22 of which are under contract as of the date of this discussion.

As of September 30, 2007, our notes payable consisted of the following:

The Company has a promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. The promissory note accrues interest at the rate of 15% per annum and was due June 15, 2006. The note was extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principal and interest through October 2007. The Company made payments pursuant to the agreement in February and March 2007. We are negotiating with Hypothecators to extend the due date and/or modify the terms of the note.

In addition, on November 1, 2006, four parties acquired the debentures in the principal amount of $250,000 and $236,500, with interest accrued to that date, (the “Debentures”) previously held by Cornell Capital Partners LP. Concurrently with such acquisitions the Company and such individuals entered into a Debenture Modification Agreement wherein the parties modified certain terms of the Debentures. Specifically, the parties agreed that the Debentures will no longer be secured by a lien on any of the Company’s assets, that the due date of the Debentures shall be June 4, 2007, and that the interest rate on the Debentures shall be eight percent (8%) per annum until the due date, and paid at the due date, increasing to fourteen (14%) per annum until such time as the Debentures are paid in full. At September 30, 2007, there was $600,000 outstanding on the Debentures. The agreement was amended to extend the due date to December 31, 2007.

In addition, in October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of 231NAPD (at December 31, 2006 the exercise price would have been $.05). The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. At September 30, 2007, there was $465,000 in convertible notes outstanding. The Company did not make the quarterly payments of December 31, 2006 and of March 31, 2007 of interest timely, causing a default on the notes. However, such interest payments were made during January and May, 2007, respectively. None of the note holders has notified the Company of their intention to exert any of their rights regarding this default. Interest payments for June and September 2007 were made in a timely manner. Accordingly, the Company is current on its payments.

As of November 16, 2007, the Company had a balance payable to our Chairman, Jonathan Ilan Ofir, in the original principal amount of $976,962.72. Such loan was assigned to the purchaser of Mr. Ofir’s shares as described below.

Impact of Inflation

Inflation has not had a material effect on our results of operation.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal financial officer.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There have not been any sales of unregistered equity securities during the quarter ended September 30, 2007.

On October 29, 2007, the Company issued 1,000,000 shares of common stock to one of the Company’s directors in consideration for past services such director has rendered to the Company. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

As discussed above, the Company issued a promissory note payable to Hypothecators in the principal amount of $400,000. The promissory note accrues interest at the rate of 15% per annum and was due June 15, 2006. The term of the note was subsequently extended to October 31, 2006. The Company entered into an arrangement with Hypothecators whereby the Company would make monthly payments of $50,000 of principal and interest though October 2007. The Company made payments pursuant to the agreement in February and March 2007, but has not made any payments thereafter. We are negotiating with Hypothecators to extend the due date and/or modify the terms of the note.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 14, 2007, Jonathan Ilan Ofir, the Company’s Chairman and a director, Jonathan Rigbi, the Company’s Chief Financial Officer entered into a Purchase Agreement, with TSSS, Inc., a Delaware corporation (“TSSS”). Pursuant to the Purchase Agreement, Mr. Ofir sold all 30,952,997 shares of the Company’s common stock owned by him to TSSS and assigned to TSSS an aggregate principal amount of $976,962.72 plus accrued interest of $19,868.17 relating to a series of loans Mr. Ofir made to the Company. In addition, Mr. Rigbi sold all 6,135,000 shares of the Company’s common stock to TSSS. In consideration for the sale of the shares of common stock, TSSS paid cash in the amount of $0.07 per share, amounting in the aggregate to $2,596,159.80. Pursuant to the Purchase Agreement, Mr. Ofir resigned from his position as Chairman and director of the Company. In addition, pursuant to the Purchase Agreement and in connection with the assignment of the loans, TSSS issued Mr. Ofir a promissory note in the amount of $846,830.89, representing the aggregate principal loan amount plus accrued interest, less $150,000. In accordance with the promissory note, interest accrues at a rate of one percent per month. Principal and interest are due and payable on or before May 14, 2008. In the event TSSS fails to make payments when due, interest shall accrued at a rate of two percent per month. TSSS has the right to prepay all or a portion of the note without penalty or premium. The note is secured by the personal guarantee of a board member of TSSS. Simultaneously with the execution of the Purchase Agreement and promissory note, Mr. Ofir and TSSS entered into an Assignment and Indemnification Agreement whereby Mr. Ofir assigned and TSSS accepted the loans and agreed to indemnify Mr. Ofir against any and all claims and damages arising in connection with the loans. The Company was a signatory to the Assignment and Indemnification Agreement.

For all the terms and conditions of the Purchase Agreement, Promissory Note, Personal Guaranty and Assignment and Indemnification Agreement, reference is hereby made to such agreements and note annexed hereto as Exhibits 10.16, 10.17, 10.18 and 10.19, respectively. All statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibits.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2007, the Company appointed David Rothstein as Interim Chief Executive Officer on June 21, 2007, for a period of up to two months. As of September 15, 2007, Mr. Rothstein was no longer Interim Chief Executive Officer. As of the date of this Report, the Company has not appointed a Chief Executive Officer.

Item 6.  Exhibits.

The following exhibits are filed as part of this report:
Exhibit No.	Description of Exhibit
10.16	Purchase Agreement by and between TSSS, Inc., Jonathan Ilan Ofir and Jonathan Rigbi dated November 14, 2007.
10.17	Promissory Note by TSSS, Inc. to Jonathan Ilan Ofir dated November 16, 2007.
10.18	Personal Guaranty of Ofer Arbib to Jonathan Ilan Ofir dated November 16, 2007.
10.19	Assignment and Indemnification Agreement between TSSS, Inc. and Jonathan Ilan Ofir dated November 16, 2007.
31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007	By:	/s/ Jonathan Rigbi
Jonathan Rigbi Chief Financial Officer (Principal Financial and Accounting Officer)