Form 10-K
period 2007-12-31
DCI USA, INC
filed 2008-05-12
CIK 1120210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 000-31143

DCI USA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	22-3742159 (IRS Employer Identification No.)

231 Norman Avenue, Brooklyn, New York 11222
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (718) 383-4999

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $556,229

The number of shares of the issuer’s common stock issued and outstanding as of May 6, 2008 was 53,464,557 shares.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to DCI USA, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated on June 21, 2000, under the laws of the State of Delaware, as Gavella Corp. As Gavella Corp., we engaged in two lines of business: owning and operating income producing real estate, and making investments in and providing consulting services to other businesses. On November 9, 2004, Direct Capital Investments, Ltd. (sometimes referred to herein as “Direct Capital”), purchased 31,500,000 newly-issued shares of our common stock representing approximately 90% of our capital stock outstanding on a fully-diluted basis. Commencing November 9, 2004 the Company changed its focus and was engaged in lending to and investing in a real estate-related opportunity. On November 19, 2004, we changed our name to DCI USA, Inc.

On February 14, 2005, we filed with the Securities and Exchange Commission (the “SEC”) an election to operate as a regulated business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). On December 5, 2005, Direct Capital voted by written consent to authorize the withdrawal of our election to be treated as a BDC. On February 22, 2006, we filed with the SEC a Notification of Withdrawal of Election to operate as a BDC. We had not achieved our goals of fully operating as a BDC and decided to cease operations as a BDC. We decided to become an operating company whose focus is to purchase or otherwise acquire real property, or other businesses, to be operated directly by us. In order to accomplish such change in business strategy, we will need significant additional financing which we may not be able to obtain.

In 2006, we expanded our business focus to include the field of alternative energy.

On May 1, 2007 we received notice from the NASD that we had not met the requirements of NASD Rule No. 6530 as it pertains to securities listed on the OTCBB due to omissions in our Annual Report on Form10-KSB for the year ended December 31, 2006. These deficiencies were cured in the Form 10-KSB/A we filed with the SEC on May 4, 2007.
On November 14, 2007, Russull Brothers, Inc., a Delaware corporation formerly known as TSSS, Inc., entered into a Purchase Agreement with Jonathan Ilan Ofir, a former officer, director and majority shareholder of the Company, and Jonathan Rigbi, the Company’s Chief Financial Officer to purchase all of the shares of the Company’s common stock owned by Mr. Ofir and Mr. Rigbi. Pursuant to the agreement, Russull Brothers paid $2,596,159.80 for the purchase of an aggregate of 37,087,997 shares of the Company’s common stock. On February 8, 2008, the Purchase Agreement was amended to reflect that Messrs. Ofir and Rigbi actually owned and sold 29,602,997 and 6,135,000 shares, respectively of the Company’s common stock to Russull Brothers, rather than the amount of shares reflected in the Purchase Agreement as having been acquired by Russull Brothers. The amendment also reduced the purchase price from $0.07 to $0.055 per share. Accordingly, Russull Brothers was refunded an aggregate of $740,569.96 from Messrs. Ofir and Rigbi representing the actual amount of shares purchased and the amended purchase price per share. As such, the total amount paid by Russull Brothers to acquire the shares of the Company’s common stock pursuant to the Purchase Agreement was $1,965,589.84. In addition to the shares of the Company’s common stock acquired by Russull Brothers pursuant to the Purchase Agreement, Mr. Ofir assigned to Russull Brothers an aggregate principal amount of $1,066,089.88 plus accrued interest of $19,868 relating to a series of loans Mr. Ofir made to the Company.

Pursuant to the Purchase Agreement, Mr. Ofir resigned as a director and Chairman of the Board of Directors of the Company. Following the Purchase Agreement, Russull Brothers became the majority shareholder of the Company. Ofer Arbib, the Company’s current President, Chief Executive Officer, director and Chairman, is the sole officer and director of Russull Brothers.

On February 27, 2008, Russull Brothers purchased all 3,150,000 shares of the Company’s common stock owned by Direct Capital Investments, Ltd., for an aggregate purchase price of $130,000. The transaction was effected pursuant to a verbal agreement between Direct Capital Investments, Ltd. and Russull Brothers. As of April 8, 2008, Russull Brothers owned an aggregate of 40,687,997 shares representing 76.10% of the Company’s issued and outstanding common stock, including shares Russull Brothers owned prior to the transactions reported in this section.

Business Overview

We are presently engaged in two lines of business: (i) the development of clean energy technologies; and (ii) the renovation and conversion of buildings to commercial condominiums.

Gunther Wind Energy, Ltd.

On August 1, 2006, we entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. The aggregate exercise price of the option was $1.5 million, $110,459 of which was paid in September 2007 and $23,883 of which was paid through the cancellation of outstanding loans previously made by the Company to Gunther (the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2007 misstated the amount of loan cancellations as $1,468,000).

In December 2006 Gunther signed an agreement with Nimrod Wind Energy, Ltd (“Nimrod”) in which Gunther received an irrevocable option to purchase 25% of Nimrod’s issued and fully paid for share capital. The aggregate purchase price to be paid by Gunther to the Nimrod upon exercise of such option shall be an amount equal to $2,750,000. As of December 31, 2007 Gunther did not exercise its option.

Gunther owns 25% of the outstanding share capital of ARI, Ltd., an Israeli corporation formerly known as Green Wind Energy Ltd. (“ARI”) as a result of its acquisition, on March 5, 2006, of 334 shares of ARI’s preferred stock in consideration of $3,000,000. As of April 8, 2008, Gunther had paid an aggregate of $2,665,000 of the purchase price to ARI using funds previously loaned to Gunther by the Company and the proceeds from a $1.5 million bank loan obtained by Gunther. The remaining portion of the $3 million purchase price was paid by Gunther to ARI on or about April 28, 2008.

On September 13, 2006, ARI signed an agreement to purchase a wind farm known as Tel Assaniya Windfarm, which is located in Northern Israel. The completion of the purchase agreement is expected by December 31, 2007 upon payment of the outstanding balance. The Tel Assaniya Windfarm is planned to be upgraded from the current capacity of 6MW to seven wind turbines with a capacity of 2.3MW each. Until such upgrade is completed, Gunther will receive a minimum of a 10% preferred return on its investment on quarterly installments in anticipation of the payment of future dividend. After the upgrade is completed, Gunther will receive a minimum of a 12.5% preferred return. As of November 14, 2007, Gunther had appointed one director to ARI and has not yet exercised its right to appoint a second director. As of December 31, 2007 Gunther was paid $225,000 advance on account of dividend.

The investment in Gunther is recorded in our financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in our statement of operations for the periods ended December 31, 2007.

On December 5, 2007, the Company entered into a share acquisition option agreement with World Group Shipping (“WGS”), a public company in Israel in which Jonathan Ilan Ofir is a director. Pursuant to this agreement, the Company granted WGS an irrevocable option to purchase 100% of the Company’s issued and fully paid for share capital in Gunther. The aggregate purchase price to be paid by WGS to the Company upon exercise of such option shall be an amount equal to $2,450,000. The option is exercisable by WGS, in its sole and absolute discretion, for a period ending February 28, 2008. WGS did not exercise its option prior to this time period, and the option automatically expired. According to an opinion received by the Company from Israeli counsel, as a matter of Israeli law the option was not enforceable when granted.

On April 3, 2008, the Company, Gunther and Tobias Jewelry Ltd., an Israeli corporation (“Tobias”), executed a share sale agreement, pursuant to which Tobias agreed to purchase all of the share capital of Gunther. The transactions contemplated by the agreement were consummated on April 28, 2008. Pursuant to the agreement, Tobias paid $777,549 to the Company and, on behalf of the Company, Tobias paid $472,801 to World Group Capital (58) Ltd., in full satisfaction of the Company’s pre-existing debt to World Group Capital; however, since the Company’s liability to World Group Shipping as of April 28, 2008 was $435,584, World Group Shipping committed to transfer $37,217 to the Company. Tobias also loaned $684,650 to Gunther, which funds were paid directly to the Company in partial satisfaction of Gunther’s pre-existing debts to the Company. Tobias also agreed to lend Gunther $672,000, the remaining outstanding balance of Gunther’s debts to the Company, on or before April 21, 2009, at which time Gunther is obligated, pursuant to the Agreement, to repay the entire remaining outstanding balance of its debt to the Company. Twenty-five percent of Gunther’s outstanding share capital will be held in escrow in order to secure repayment of the balance of Gunther’s debt to the Company. The remaining seventy-five percent of Gunther’s share capital was transferred to Tobias on or about April 28, 2008. Pursuant to the agreement, Tobias also loaned Gunther $355,000, an amount equal to the outstanding portion of Gunther’s pre-existing commitment to invest in Green Wind Energy Ltd., and $30,000, an amount equal to Gunther’s outstanding obligations to its suppliers.

Purchase and Strategic Relationship Agreement

In January 2007, the Company entered into a purchase and strategic relationship agreement with Senergy, Ltd. (“Senergy”), an Israeli limited liability company that operates in the areas of solar heating and cooling and solar-based energy generation. Pursuant to the agreement, the Company, through a subsidiary, agreed to lend $500,000 to Senergy and Senergy agreed to issue shares to the Company representing a 60% equity interest in Senergy. The loan bears interest at the rate of 6% and matures on July 28, 2008. As of June 30, 2007, the Company had loaned $100,000 of the agreed $500,000 in Senergy. The Company terminated the agreement on February 28, 2008. The principals of Senergy have personally guaranteed repayment of the $100,000 loan made by the Company to Senergy before the termination of the agreement.

231 Norman Avenue

The Company remains involved in the renovation and conversion of certain buildings, located at 231 Norman Avenue, Brooklyn, New York, to commercial condominiums. Construction has been completed and a Certificate of Occupancy was obtained on January 10, 2008. Approvals needed for the commercial condominium plan offering have been obtained and 68 commercial condos are currently on the market for sale. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue project. As of the date of filing, 24 contracts to purchase condominium units have been signed and deposits received, 8 units of which were closed and were occupied.

The Company loaned $1.37 million dollars to 231 Norman Ave, LLC (“Norman LLC”) on November 28, 2007, in part pursuant to an agreement which provided the Company the option of acquire 100% of the membership interests in Norman LLC. The Company exercised this option as of November 2006 and now owns 100% interest in Norman LLC. As a result of the Company’s acquisition of Norman LLC, the Company controls 30% of the membership interests of 231 Norman Avenue Property Development, LLC (“231 NAPD”).

In November 2006, the Company purchased an option to acquire an additional 20% interest in 231 NAPD for $100,000. The option price was required to be paid by December 31, 2006. The option, if exercised prior to March 30, 2007, gives the Company the right to purchase the 20% interest in exchange for 18 million shares of the Company’s common stock and a promissory note in the amount of $1,400,000. The promissory note would bear interest at the rate of 8% and would mature in November 2011. The payment of the option price has been extended to June 30, 2007 and the exercise of the option has been extended to July 31, 2007. The Company did not exercise the option prior to its expiration on July 31, 2007.

In March 2005, 231 NAPD consummated a $10 million refinancing and construction loan with Washington Mutual with respect to the property at 231 Norman Avenue and received capital contributions from investors of $1.75 million.

On September 5, 2007, 231 NAPD entered into a Consolidated Mortgage Extension and Security Agreement with North Fork Bank pursuant to which 231 NAPD borrowed the principal sum of $2,426,497.29 from said bank and consolidated a previous loan of $11,411,002.71, for an aggregate consolidated principal loan amount of $13,837,500.

Simultaneous with the execution of the agreement, 231 NAPD issued a Restated Promissory Note to North Fork Bank in the aggregate principal amount of $13,837,500. Pursuant to the Note, principal plus all accrued and unpaid interest thereon shall be paid on March 5, 2009. Interest accrues on the principal amount at a daily rate of interest equal to 7.25% to be computed on 360-day basis, and is to be paid on a monthly basis. Under specified conditions, 231 NAPD may, at its option, extend the loan for an additional 6 months in which case the rate of interest shall be 2% above the one year Treasury Index as of the three days prior to the maturity date. Upon providing 10 days prior written notice, 231 NAPD has the right to prepay the North Form Bank loan, in multiples of $25,000 or more, at any time, without penalty. The obligations to North Fork Bank are secured by a lien on the property owned by 231 NAPD.

In connection with the consolidation of the loan with North Fork Bank, the Company, Mr. Ofir, and several other parties executed a guaranty in favor of North Fork Bank. In accordance with the guaranty, the guarantors guaranteed full performance of 231 NAPD’s obligations to North Fork Bank. In the event 231 NAPD defaults under the terms and provisions of the agreement, upon written demand, the guarantors, jointly and severally, shall pay to North Fork Bank all amounts remaining unpaid under the agreement. As added security for the North Fork Bank loan, and in accordance with the guaranty, all property of the guarantors held by North Fork Bank shall be subject to a lien as security for the liabilities of the guarantors. In the event the guarantors fail to make payment to North Fork Bank when due, any such payment shall bear interest at the rate of 24% per annum.

On November 28, 2007, the Company and Norman LLC entered into a loan agreement with WGS. Pursuant to the agreement, WGS agreed to loan $1 million to the Company and Norman LLC. The aggregate principal amount, plus interest accruing at a rate of 1.5% per month, shall be due and payable six months from the closing of the agreement. As of April 8, 2008, WGS had transferred $399,970 of the $1 million loan to the Company. While the Company expected the balance of the loan to be transferred by December 31, 2007, no such transfer occurred, and no additional funds are expected.

In exchange for such loan, on December 12, 2007, Norman LLC gave WGS a promissory note evidencing the loan, as well as an option to purchase units in the Company’s 231 Norman Avenue project at a price equal to 20% less than the then current market price for such units. The promissory note may be repaid, in whole or in part, at any time or from time to time upon ten days prior written notice to WSG. This option expired on December 5, 2007, as a result of WGS’s failure to advance the full principal amount of the loan. In addition, and as further consideration for the loan, the Company has agreed to give WGS an option, at WGS’s discretion, to either purchase the 30% membership interests the Company owns, through Norman LLC, in 231 NAPD for the sum of $2 million, or to purchase the 100% ownership interest the Company has in Norman LLC, for the sum of $2 million. Each of these options expires on the later of either six months from November 28, 2007, or the date on which the loan and any accrued interest is repaid. In connection with the sale of Gunther on April 23, 2008, WGS forfeited this option without payment from the Company.

On April 20, 2008 the Company and Russull Brothers, Inc., a Delaware corporation formerly known as TSSS, Inc. and the holder of approximately 76.10% of our outstanding common stock as of April 8, 2008, executed a loan agreement. Pursuant to the loan agreement the Company’s debt to Russull Brothers, which amounted to $1,335,761 on December 31, 2007, is payable upon demand and will accrue interest at an annual rate of 6%. Interest may, at the Company’s option, be paid, no later than the tenth business day of January, or added to the principal outstanding amount of the Company’s debt to Russull Brothers.

Governmental Regulation

We are real estate developers due to our 30% ownership in 231 Norman Avenue Property Development, LLC. 231 NAPD has developed & constructed a building of 68 commercial condominiums in New York City; that means that 231 NAPD works in compliance with the City's building codes & regulations, in addition to the practices of the construction industry. A condominium project requires also the New York State Attorney General's office to approve such a plan. Our plan was approved & declared.

Competition

The real estate market in New York City is highly competitive. The Company faces significant competition in its efforts to acquire properties for development and successfully market developed properties. The Company’s current activities are focused on the development of commercial condominiums, a relatively new and specialized niche of the New York City real estate market. As a result of the relative lack of commercial condominium buildings in the New York metropolitan area, sale of commercial condominiums developed by the Company requires significant marketing efforts. Furthermore, many local real estate developers operate on a wider scale than the Company, developing several sites simultaneously. As a result, many of the Company’s competitors have significant administrative and funding capabilities that are not available to the Company. There can be no assurance that the Company will be able to obtain the funding and develop the administrative capabilities that will be required in order to compete successfully in the New York City real estate market.

Employees

At this time we have no full time employees and one part time employee, our chief financial officer, Jonathan Rigbi. Our other officers and the members of our board of directors provide various services, including strategic planning, negotiating and clerical support, on a voluntary basis.

Item 1A. Risk Factors.

The reader should carefully consider each of the risks described below. If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of the Common Stock could decline significantly.

1. Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

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

2. Our Common Stock is quoted on the Pink Sheets Over-the-Counter Quotation System, Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently quoted on the Pink Sheets OTC quotation system, where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in stocks that are quoted on the Pink Sheets given that the market for such securities is often limited, the stocks are more volatile and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult to sell our shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

4. Delaware Law and Certain Provisions of Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

5. Our Largest Stockholder Has the Ability to Exercise Significant Influence over Matters Submitted for Stockholder Approval and His Interests May Differ From Other Stockholders

Russull Brother, Inc. (formerly known as TSSS, Inc.), whose sole officer and director is Ofer Arbib, our President, Chief Executive Officer, Director and Chairman beneficially owns 40,687,997 shares of our common stock representing approximately 76.10% of our outstanding common stock as of April 8, 2008. Through Russull Brothers, Mr. Arbib, therefore, has the ability to appoint our Board of Directors. Accordingly, Mr. Arbib may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Arbib may differ from the interests of the other stockholders.

6. Our Investments May Not Generate Sufficient Income to Cover Our Operations

Our only substantial asset is our 30% interest in 231 Norman Avenue Property Development, LLC. Although we anticipate receiving net proceeds from this and our other endeavors sufficient to satisfy our obligations, there is no assurance as to when or whether these proceeds will be received. Even if we receive proceeds sufficient to satisfy our obligations, upon the sale or the liquidation of Norman Property LLC we will have no ongoing business operations. We intend to use the net proceeds derived from our current holdings and such additional funds as we may raise through the issuance of debt or equity securities to acquire real estate or other businesses. There can be no assurance that we will be successful in our efforts to acquire any real estate or operating businesses or, if acquired, that any such business or project will prove to be profitable.

7. The Sale or Availability for Future Sale of Substantial Amounts of our common shares could Adversely Affect our Stock Price

As of April 8, 2008, there were 53,464,557shares of our Common Stock outstanding. We are authorized to issue up to a total of 100,000,000 shares of Common Stock and 1,000,000 shares of blank check preferred stock. Additional issuances, including the rights and preferences of the preferred shares, do not require stockholder approval. The sale or availability for sale of substantial amounts of our Common Stock, in the public market could adversely affect the market price of our Common Stock.

8. We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

9. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

• that a broker or dealer approve a person's account for transactions in penny stocks; and
• the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity  and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•  obtain financial information and investment experience objectives of the person; and
•  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person  has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions  in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•  sets forth the basis on which the broker or dealer made the suitability determination; and

•  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

10. There is no current active trading market for our securities and if an active trading market does not develop, purchasers of our securities may have difficulty selling their shares.

Our common stock was eligible to be traded on the Over-The-Counter Bulletin Board, under the ticker symbol DCIU, from September 2002. There has been no active trading in the Company’s securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason an active public trading market for our shares does not develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

11. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

12. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 1,000,000 shares of “blank check” preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our corporate offices at 231 Norman Avenue, Brooklyn, New York 11222. We do not have a lease for this property and do not pay rent for this space as we have a 30% interest in the property at this address. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than 5% of any class of voting securities of the Company, is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was eligible to be traded on the Over-The-Counter Bulletin Board, under the ticker symbol DCIU, from September 2002. The table below sets forth the range of quarterly high and low sale information for shares of our common stock. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

2007 Quarter Ended	High Price	Low Price
12/31/2007	$0.05	$0.03
9/30/2007	0.07	0.05
6/30/2007	0.08	0.06
3/31/2007	0.09	0.03

2006 Quarter Ended	High Price	Low Price
12/31/2006	$0.04	$0.04
9/30/2006	0.02	0.01
6/30/2006	0.05	0.05
3/31/2006	0.05	0.05

Holders

As of April 8, 2008, there were 53,464,557 common shares issued and outstanding, which were held by 129 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In June, 2007, the Company issued and sold an aggregate of 625,000 shares of common stock to two purchasers for an aggregate purchase price of $125,000. The shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

On October 29, 2007, the Company issued 1,000,000 shares of common stock to one of the Company’s directors in consideration for past services such director has rendered to the Company. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

	Year ended December 31,
	2007	2006
Total income	$28,342	$160,391
Loss from operations	$(1,144,200)	$(526,221)
Net loss	$(1,091,022)	$(535,333)
Loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of Common Stock outstanding	52,278,941	41,278,543

	December 31,	December 31,
	2007	2006
Investments in equity interest	$3,872,513	$1,355,998
Total assets	$4,621,920	$2,348,263
Total long-term liability	$4,733,891	$1,661,320
Total stockholders' equity (deficit)	$(111,971)	$686,943

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this annual report on Form 10-K, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

During the next twelve months we plan to focus our activities on the residential and commercial real estate markets, and seek opportunities resulting from the current decline in the residential real estate market. In order to do so, we will need additional financing which we may not be able to obtain.

Financial Condition and Results of Operations

We believe that a comparison of our results of operations from 2007 with our results of operations from 2006 may be misleading, because we are in the process of shifting our business away from the field of alternate energy and plan to operate exclusively in the real estate market in 2008. The following discussion of our results of operations should be considered in that context.

Results of Operations

Comparison of the results of operations: December 31, 2007 to December 31, 2006.

We incurred a net loss of $1,091,022 during the year ended December 31, 2007, compared to a net loss of $535,333 during the year ended December 31, 2006. Our total expenses increased from $686,612 in 2006 to $1,172,542 in 2007, primarily as a result of increased general and administrative expenses and increased interest expenses in 2007.

We had a significant increase in interest expenses from $239,596 in 2006 to $511,860 in 2007 as investments in subsidiaries, done at the end of 2006 and during 2007, were mostly financed by interest bearing notes, debentures and loans from the major shareholder. There was an increase in professional fees primarily as a result of attorneys’ fees with respect to legal activities in negotiating the contracts relating to the investments in the subsidiaries. There was a significant increase in consulting fees due to an increase in compensation payments and the cost of options granted to Synergy (which was subsequently cancelled) in the first quarter of 2007. There was also an increase in the net loss on investments

We had no revenues during the year ended December 31, 2007 other than $28,342 interest income from a subsidiary. The decrease from $160,391 in 2006 was because the loan due from the subsidiary was changed from an investment in a subsidiary to an investment in equity and therefore no interest income was recorded.

Liquidity and Capital Resources

As of December 31, 2007, we had $21,565 in cash. In April 2008, the Company received gross proceeds from the sale of Gunther Wind Energy in the amount of $1,250,350 and partial return on the loan to Gunther in the amount of $684,650. Accordingly, the Company currently has sufficient funds to fund its expenses over the next twelve months.

As of December 31, 2007, our notes payable consisted of the following:

Hypothecators - In November 2004, the Company entered into an agreement with Norman Property LLC regarding the assignment to the Company of a promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. Pursuant to the assignment agreement, the Company received $400,000 from Norman Property LLC. The promissory note accrues interest at the rate of 15% per annum and is due June 15, 2006. The note was extended to October 31, 2006. In the forth quarter and first quarter of 2007, the Company paid an amount of approximately $97,398 and $65,000, respectively. On December 31, 2007 Russull Brothers paid the remaining balance of the note which was $237,602 plus accrued interest of $11,601, thus the account payable to Russull Brothers on the Company's books was increased by these amounts. 231 NAPD which was the original signor of the note received a release from Hypothecators.

Debentures - As of December 31, 2007, four outstanding convertible debentures, amounting in the aggregate to $600,000, plus accrued interest of approximately $64,734 thereon, became due and payable. The original due date of the debentures was June 4, 2007, following which date the interest rate increased to fourteen per cent per annum until such time as the debentures are paid in full. As of December 31, 2007, two of the Debentures, amounting in the aggregate to $200,000, were amended to extend the maturity date to April 15, 2008. These Debentures are currently in default, but it is expected that they will be paid in full shortly. The other two Debentures, amounting in the aggregate to $400,000, which were assigned to Russull Brothers, the majority shareholder of the Company as of December 31, 2007, were extended to April 30, 2008.

10% Convertible Notes - On November 25, 2007, an aggregate of $465,000 in principal and $725 in accrued interest became due and payable on the convertible notes, which were issued by the Company in October 2006. While the Company made interest payments to the noteholders on December 31, 2007, it did not make the payments which became due, which resulted in a default.

As of the date of this Report, none of the noteholders has notified the Company of their intention to enforce any of their rights in connection with this default. Notwithstanding, the failure by the Company to make such payments constitutes an event of default pursuant to the terms of the 10% Convertible Notes. As an event of default has occurred, the interest rate increases to 12% per annum on the outstanding principal and any overdue interest payment on each of the 10% Convertible Notes. In addition, any noteholder representing 25% or more of the aggregate principal amount of the note, may at their option and upon written notice, declare the principal and any accrued interest thereon to be due and payable immediately. The Company is currently negotiating with the noteholders to extend the maturity date of the 10% Convertible Notes, and it is expected to be paid in full shortly.

World Group Shipping - On November 28, 2007, the Company and Norman LLC entered into a Loan Agreement with WGS. Pursuant to the agreement, WGS agreed to loan $1 million to the Company and Norman LLC. The aggregate principal amount, plus interest accruing at a rate of 1.5% per month, shall be due and payable six months from the closing of the agreement. As of December 12, 2007, WGS had transferred $399,970 of the $1 million loan to the Company. The balance of the loan is not expected to be transferred. As of December 31, 2007, the Company did not pay the initiation fee of $8,000 to WGS in connection with the loan.

Russull Brothers Loans - On November 14, 2007, Jonathan Ofir assigned to Russull Brothers an aggregate principal amount of $1,078,316.93 plus accrued interest of $19,868 relating to a series of loans that Mr. Ofir made to the Company. In addition, Russull Brothers assumed the Company's obligation to Hypothecators in the amount of $249,203. As of December 31, 2007, the Company owes $1,335,761 in principal and accrued interest relating to the loans.

Russul Brother Loan Agreement - On April 20, 2008 the Company and Russull Brothers executed a loan agreement. Pursuant to the loan agreement the Company’s debt to Russull Brothers, which amounted to $1,335,761 on December 31, 2007, is payable upon demand and will accrue interest at an annual rate of 6%. Interest may, at the Company’s option, be paid, no later than the tenth business day of January, or added to the principal outstanding amount of the Company’s debt to Russull Brothers.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Notwithstanding, the Company guaranteed to North Fork Bank the obligations of 231 NAPD. On September 5, 2007, 231 NAPD entered into a Consolidated Mortgage Extension and Security Agreement (the “Agreement”) with North Fork Bank pursuant to which 231 NAPD borrowed the principal sum of $2,426,497 from said bank and consolidated a previous loan of $11,411,003, for an aggregate consolidated principal loan amount of $13,837,500 (the “North Fork Loan”).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

DCI USA, INC.

DECEMBER 31, 2007

DCI USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3-4

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-7-8

Notes to Consolidated Financial Statements	F-9-26

ARIK ESHEL, CPA & ASSOC., PC
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DCI USA, INC.

We have audited the accompanying consolidated balance sheet of DCI USA, Inc, and Subsidiaries (the Company), as of December 31, 2007, and the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Gunther Wind Energy, Ltd., a wholly-owned Israeli subsidiary, which statements reflect total assets constituting 58% in 2007 and total income constituting 0% in 2007 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gunther Wind Energy, Ltd., is based solely on the report of the other auditors. The consolidated financial statements of DCI USA, Inc. and Subsidiary as of December 31, 2006 and for the year then ended were audited by other auditors whose report dated April 14, 2007 expressed an unqualified opinion on those statements. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCI USA, Inc. and Subsidiaries as of December 31, 2007 and 2006, the results of its operations changes in stockholders’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

ARIK ESHEL, CPA & ASSOC., PC
New York, NY

May 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Gunther Wind Energy, LTD.:

We have audited the accompanying balance sheets of Gunther Wind Energy, LTD. (the “Company”) as of December 31, 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations, changes in shareholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Barzily & Co.
Jerusalem, Israel

April 14, 2008

Jerusalem, City Tower,34 Ben-Yehuda St. 94583 Tel: 972 - 2 - 6256341 Fax: 972 - 2 - 6231340 Tel-Aviv, Shalom Tower,9 Ahad Ha’am St.65251 Tel: 972 - 3 - 5176383 Fax: 972 - 3 - 5176392	ירושלים,מגדל העיר, רח' בן יהודה 34, 94583 טל': 6256341 - 02פקס: 6231340 - 02 תל אביב,מגדל שלום,רח' אחד העם 9, 65251 טל': 5176383 - 03פקס: 5176392 - 03

Barzily & Co. is a member of MSI, a network of independent professional firms
w w w . b a r z i l y . c o . I l

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$21,565	$74,755
Prepaid expense	-	8,002
Interest receivable-related party	5,474	8,798
Interest receivable	14,812	-
Loan receivable- related party	217,270	55,000
Loan receivable - Senergy	100,000	-
Loan receivable - Gunther	-	630,000
Note receivable- net of discount	-	142,485
Deferred tax asset, current portion	173,693
Total current assets	532,814	919,040

Fixed assets, net	2,559	3,225

Investments in equity interest	3,872,513	1,355,998
Goodwill	195,706	-
Noncurrent notes receivable	-	70,000
Deferred tax asset, less current portion	18,328

Total assets	$4,621,920	$2,348,263

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (CONTINUED)

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Loan payable - Hypothicators	$-	$400,000
Accounts payable and accrued expenses	108,239	63,200
Accrued interest	26,554	20,620
Accrued interest - related parties	37,367
Loan payable - WGS	399,970
Advance on account of dividend from related party	225,000	-
Convertible notes	465,000	465,000
Convertible debentures	200,000	600,000
Convertible debentures - related parties	400,000
Current maturities of long term bank loan	165,000	-
Amount due on option to repurchase common stock, current	-	81,768
Total current liabilities	2,027,130	1,630,588

Commitments and contingencies

Long term bank loan	1,371,000	-
Loan payable - related party	1,335,761	-
Amount due on option to repurchase common stock,
net of current	-	30,732

Total liabilities	$4,733,891	$1,661,320

Stockholders' equity
Preferred Stock, par value $.001, 1,000,000 shares
Series A Preferred authorized, none issued
and outstanding	-	-
Common stock, par value $.001,100,000,000 shares
authorized , 54,917,681 shares issued, and 53,464,557 shares outstanding as of December 31, 2007; 53,292,681 shares
issued and outstanding as of December 31, 2006	54,917	53,292
Additional paid-in-capital	2,898,802	2,526,671
Accumulated deficit	(2,984,042)	(1,893,020)
	(30,323)	686,943

Treasury stock, at cost - 1,453,124 common stock shares	(81,648)
Total stockholders' equity (deficit)	(111,971)	686,943

Total liabilities and stockholders' equity (deficit)	$4,621,920	$2,348,263

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
Operating Income:
Revenue	$-	$-
Interest income	28,342	160,391
Total income	28,342	160,391

Expenses:
General and administrative expense	319,306	302,016
Interest expense	511,860	239,596
Professional fees	245,420	145,000
Consulting fees	95,956	-
Total expenses	1,172,542	686,612

Loss from operations	(1,144,200)	(526,221)

Net loss on investments	138,843	9,112
Net loss before income taxes	(1,283,043)	(535,333)

Provision for income taxes	192,021

Net loss	$(1,091,022)	$(535,333)

Basic and Diluted
Loss per share	$(0.02)	$(0.01)

Weighted average number of
Common Stock outstanding	52,278,941	41,278,543

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable

Balance, January 1, 2005	200,000	$200	35,000,035	$35,000	-	$-	$1,727,082	$(869,342)	$30,000

Shares issued to officers and former officers	-	-	1,125,000	1,125			55,125	-	-
Beneficial conversion feature of debt	-	-	-	-			74,675	-	-
Stock subscriptions satisfied									(30,000)
Dividends on preferred stock	-	-	-	-			-	(9,167)	-
Net loss								(479,178)
Balance, December 31, 2005	200,000	200	36,125,035	36,125			1,856,882	(1,357,687)	-
Conversion of officer note and interest	-	-	1,252,997	1,252			61,397	-	-
Partial conversion of investor debt	-	-	350,649	351			13,149	-	-
Conversion of preferred stock, including
accrued dividends	(200,000)	(200)	1,500,000	1,500			7,867	-	-
Conversion of investor debt to stock	-	-	4,064,000	4,064			209,876	-	-
Amount due on option to repurchase
common stock	-	-	-	-			(112,500)	-	-
Sale of common stock	-	-	10,000,000	10,000			490,000	-	-
Net loss								(535,333)
Balance, December 31, 2006	-	-	53,292,681	53,292	-	-	2,526,671	(1,893,020)	-
Purchase option granted							89,256
Issuance of shares			625,000	625			124,375
Treasury stock received from Cornell					(1,090,244)		112,500
Treasury stock received from Bartram					(362,880)	(81,648)
Issuance of shares			1,000,000	1,000			46,000
Net loss								(1,091,022)
Balance, December 31, 2007	-	$-	54,917,681	$54,917	(1,453,124)	$(81,648)	$2,898,802	$(2,984,042)	$-

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006

Cash flows from operating Activities
Net loss	$(1,091,022)	$(535,333)
Adjustments required to reflect cash flows from
Operating Activities
Amortization of loan cost		41,548
Cost of stock option	89,256
Net loss on equity investments	138,843	9,112
Amortization of discounts		79,345
Depreciation	666
Amortization of note receivable discount	(7,515)	(10,735)
Changes in operating liabilities and assets
Account receivables	214,337
Prepaid expanse	(3,646)	9,390
Interest receivable	(11,488)	(2,941)
Deferred tax asset	(192,021)
Accounts payable and accrued expenses	42,844	(98,283)
Net cash used in operating activities	(819,746)	(507,897)

Cash flows from investing activities
Proceeds from loan receivable	150,000	-
Investments in equity interest	(465,000)
Loans to third parties	(100,000)	(685,000)
Loans to related parties	(563,771)	-
Investment in Gunther	8,984
Purchase of fixed assets		(3,225)
Net cash used in investing activities	(969,787)	(688,225)

Cash flows from financing activities
Proceeds from loans	1,735,731
Payment of loan payable	(400,000)	(300,000)
Advance on account of dividend	153,467
Issuance of common stock	172,000	500,000
Payment of long term bank loan	75,145
Proceeds from convertible notes		1,065,000
Net cash used by financing activities	1,736,343	1,265,000

Increase (decrease) in cash	(53,190)	68,878

Cash at the beginning of the year	74,755	5,877
Cash at the end of the year	$21,565	$74,755

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

	Year ended December 31,
	2007	2006
Supplemental disclosures:
Interest paid	$138,232	$64,000
Cash paid for income taxes	4,646	3,729

Non-cash disclosures of investing and financing activities:
Issuance of 1,000,000 shares of the Company to a Director, for
the service he provided to the Company in the year 2007.	47,000
Repurchase of 362,880 shares of the company to pay
off promissory note	81,648
Conversion of debt and related interest to equity		$290,089

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE COMPANY

DCI USA, Inc. (“the Company”), formerly known as Gavella Corp. ("Gavella"), was incorporated on June 21, 2000 in the State of Delaware. Until November 9, 2004, the Company was engaged in owning and operating income producing real estate and investing in and providing consulting services to small, established companies with defined growth plans. On November 9, 2004, the Company executed a Subscription Agreement with Direct Capital Investments, Ltd. ("Direct Capital") pursuant to which, among other things, Direct Capital purchased 31,500,000 post-reverse split shares of common stock (the "Purchased Shares") of the Company. The Purchased Shares represented 90% of the then outstanding common stock of the Company on a fully-diluted basis. Direct Capital is an Israeli company which is traded on the Tel Aviv Stock Exchange. Commencing November 9, 2004, the Company changed its focus and has engaged in lending to and investing in real estate related and other opportunities. On November 19, 2004, the Company changed its name to DCI USA, Inc. from Gavella Corp.

On February 14, 2005, the Company filed with the Securities and Exchange Commission (the "SEC") an election to operate as a regulated business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). On February 22, 2006, the Company withdrew its election in order to pursue other interests.

In November 2006, the Company acquired a 100% interest in 231 Norman Avenue LLC (“Norman LLC”). Norman LLC is the holder of a 30% interest in 231 Norman Avenue Property Development, LLC (“231 NAPD”).

On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther Wind Energy, Ltd. (“Gunther”). Gunther is an Israeli company invested in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. See note 3.

On November 14, 2007, Russull Brothers, Inc., a Delaware corporation formerly known as TSSS, Inc. (“Russull Brothers”), entered into a Purchase Agreement with Jonathan Ilan Ofir, a former officer, director and majority shareholder of the Company, and Jonathan Rigbi, the Company’s Chief Financial Officer to purchase all of the shares of the Company’s common stock owned by Mr. Ofir and Mr. Rigbi. Pursuant to the agreement, Russull Brothers paid $2,596,160 for the purchase of an aggregate of 37,087,997 shares of the Company’s common stock. On February 8, 2008, the Purchase Agreement was amended to reflect that Messrs. Ofir and Rigbi actually owned and sold 29,602,997 and 6,135,000 shares, respectively of the Company’s common stock to Russull Brothers, rather than the amount of shares reflected in the Purchase Agreement as having been acquired by Russull Brothers. The amendment also reduced the purchase price from $0.07 to $0.055 per share. Accordingly, Russull Brothers was refunded an aggregate of $740,569.96 from Messrs. Ofir and Rigbi representing the actual amount of shares purchased and the amended purchase price per share. As such, the total amount paid by Russull Brothers to acquire the shares of the Company’s common stock pursuant to the Purchase Agreement was $1,965,590. In addition to the shares of the Company’s common stock acquired by the Russull Brothers pursuant to the Purchase Agreement, Mr. Ofir assigned to Russull Brothers an aggregate principal amount of $1,066,090 plus accrued interest of $19,868 relating to a series of loans Mr. Ofir made to the Company.

Pursuant to the Purchase Agreement, Mr. Ofir resigned as a director and Chairman of the Board of Directors of the Company. Following the Purchase Agreement, Russull Brothers became the majority shareholder of the Company. Ofer Arbib, the Company’s current President, Chief Executive Officer, Director and Chairman, and is the sole officer and director of Russull Brothers.

On February 27, 2008, Russull Brothers purchased all 3,150,000 shares of the Company’s common stock owned by Direct Capital, for an aggregate purchase price of $130,000. The transaction was effected pursuant to a verbal agreement between Direct Capital and Russull Brothers. As of April 8, 2008, Russull Brothers owned an aggregate of 40,687,997 shares representing 76.10% of the Company’s issued and outstanding common stock, including shares Russull Brothers owned prior to the transactions reported in this section.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE COMPANY - (CONTINUED)

The Company is presently engaged in two lines of business: (i) the development of clean energy technologies; and (ii) the renovation and conversion of buildings to commercial condominiums.

The Company’s common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since September 2002.

As of December 31, 2007, we had $21,565 in cash. In April 2008, the Company received gross proceeds from the sale of Gunther in the amount of $1,250,350, and partial return on the loan to Gunther in the amount of $684,650. Accordingly, the Company currently has sufficient funds to fund its operation over the next twelve months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of the Company and it’s wholly- owned subsidiaries, Norman LLC and Gunther.  . All material intercompany transactions have been eliminated in consolidation. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. In preparing consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the consolidated financial statements.

Revenue Recognition. Revenues have been derived primarily from the lending of funds and consist primarily of investment income. Revenues are reported as the investment income is earned.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and loans receivables. As of December 31, 2007, substantially all of the Company’s cash was managed by two financial institutions. Loan receivables are typically unsecured and are derived from revenue earned from customers. On an ongoing basis, we evaluate our estimates, including those related to the fair values of our loans receivables. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Deferred Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 12 “Income Taxes” for additional information.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Cash and Cash Equivalents. For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Notes Receivable. The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. There were no allowances for loan losses at December 31, 2007 and 2006.

Fixed Assets. The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the expected useful life of the asset as follows:

Leasehold improvements	Remaining lease term or useful life
Equipment	5 to 7 years
Furniture and fixtures	5 to 7 years

Deferred Loan Costs. Deferred financing costs, consisting primarily of debt issuance costs and debt issuance discounts, are amortized using the straight-line method over the term of the related debt. Amortization of debt issuance expense of $0 and $41,548 for the years ended December 31, 2007 and 2006, respectively, is included in general and administrative expenses. Amortization of discounts for beneficial conversion features of certain debt of $0 and $79,345 for the years ended December 31, 2007 and 2006 is reflected in interest expense.

Goodwill. Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment and between annual tests in certain circumstances.

Investments in Equity Interests. Investments in entities in which the Company can exercise significant influence but does not own a majority equity interest or otherwise control, are accounted for using the equity method and included as investments in equity interests on the consolidated balance sheets. The Company monitors its investments for other-than-temporary impairment by considering factors including the current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Under the modified prospective method of adoption, selected by the Company under the provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. There were no options granted or expense incurred related to stock options during the years ended December 31, 2007 and 2006.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Net Loss Per Share. Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were 27,300,000 and 21,600,000 potentially dilutive common shares outstanding on December 31, 2007 and 2006, respectively, which were excluded from the calculation of diluted earnings per share, consisting primarily of shares issuable upon the conversion of debt and equity and the exercise of stock options.

Fair Value. The Company's financial instruments consist primarily of cash, notes receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short maturity of these instruments. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

Recently Issued Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes, measures, and discloses the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51,” which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities.

Management believes the adoption of the preceding pronouncements will have no significant impact on the Company’s financial condition or results of operations.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - AQUISITIONS

GUNTHER WIND ENERGY, LTD.
On August 1, 2006, we entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. The aggregate exercise price of the option was $23,883 of which was paid through the cancellation of outstanding loans previously made by the Company to Gunther. In the financials statement for the quarters ended September 30, 2007 and June 30, 2007, the Company reported that in consideration of exercising the option, the Company cancelled the outstanding balance of certain loans previously made by the Company to Gunther in the amount of $1,055,384 out of $1,500,000 loan. That misstated reporting has no impact on the Company’s consolidated balance sheet and income statement for the quarters ended September 30, 2007 and June 30, 2007. The Previously issued quarterly financial statements have not been restated, as management does not believe that the impact of these errors is material to the financial statements for the quarters ended September 30, 2007 or the quarter ended June 30, 2007.

Gunther owns 25% of the outstanding share capital of ARI, Ltd., an Israeli based corporation formerly known as Green Wind Energy Ltd. (“ARI”), as a result of its acquisition, on March 5, 2006, of 334 shares of ARI’s preferred stock in consideration of $3,000,000. As of April 8, 2008, Gunther had paid an aggregate of $2,655,000 of the purchase price to ARI using funds previously loaned to Gunther by the Company and the proceeds from a $1.500,000 bank loan obtained by Gunther. The remaining portion of the $3,000,000 purchase price was paid by Gunther to ARI on or about April 28, 2008.

On December 2006 Gunther signed agreement with Nimrod Wind Energy, Ltd (“Nimrod”) in which Gunther received an irrevocable option to purchase 25% of Nimrod’s issued and fully paid for share capital. The aggregate purchase price to be paid by Gunther to the Nimrod upon exercise of such option shall be an amount equal to $2,750,000. As of December 31, 2007 Gunther did not exercise its option

On September 13, 2006, ARI signed an agreement to purchase a wind farm known as Tel Assaniya Windfarm, which is located in Northern Israel. The completion of the purchase agreement is expected by December 31, 2007 upon payment of the outstanding balance. The Tel Assaniya Windfarm is planned to be upgraded from the current capacity of 6MW to seven wind turbines with a capacity of 2.3MW each. We expect this upgrade to be completed between April and June 2008. Until such upgrade is completed, Gunther will receive a minimum of a 10% preferred return on its investment on quarterly installments in anticipation of the payment of future dividend. After the upgrade is completed, Gunther will receive a minimum of a 12.5% preferred return. . As of November 14, 2007, Gunther has appointed one director and has not yet exercised its right to appoint a second director. As of December 31, 2007 Gunther was paid $225,000 advance on account of dividend.

The investment in Gunther is recorded in our financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in our statement of operations for the periods ended December 31, 2007.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS - (CONTINUED)

The following table summarized the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$8,984
Account receivables	214,337
Investment in ARI Ltd.	2,190,358
Goodwill	195,706
Total assets	2,609,385

Accounts payable	45,496
Current maturities of long term bank loan	152,242
Loan payable - DCI USA, Inc.	1,031,501
Long term bank loan	1,308,613
Due to ARI, Ltd.	71,533
Total liabilities	2,609,385

Net assets acquired	$-

231 NORMAN AVE, LLC
The Company lent $1,370,000 to Norman LLC in part pursuant to an agreement which provided the Company the option of supplanting the 100% membership interest holder in Norman LLC. The Company exercised this option as of November 2006 and now owns 100% interest in Norman LLC. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 NAPD. See not 4 for the in vestment in equity interest at 231 NAPD.

NOTE 4 - INVESTMENTS IN EQUITY INTEREST

	December 31,	December 31,
	2007	2006
Investment in 231 NAPD	$1,198,513	$1,355,998
Investment in ARI	2,674,000	-
	$3,872,513	$1,355,998

231 NAPD
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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS IN EQUITY INTEREST - (CONTINUED)

As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 NAPD. In November 2006, the Company purchased an option to acquire an additional 20% interest in 231 NAPD for $100,000. The option price was required to be paid by December 31, 2006. The option, which if exercised prior to March 30, 2007, gives the Company the right to purchase the 20% interest in exchange for 18,000,000 shares of the Company’s common stock and a promissory note in the amount of $1,400,000. The promissory note would bear interest at the rate of 8% and would mature in November 2011. The payment of the option price has been extended to June 30, 2007 and the exercise of the option has been extended to July 31, 2007. The Company did not exercise the option prior to its expiration on July 31, 2007.

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

On November 28, 2007, the Company and Norman LLC, entered into a share acquisition option agreement with World Group Capital (58) Ltd., formally known as World Group Shipping Ltd., a public company in Israel ("WGS"). See Note 6 (b).

The Company involved in the renovation and conversion of certain buildings to commercial condominiums. The Company’s development at 231 Norman Avenue, in Brooklyn, New York is the underlying asset comprising the collateral on the loan discussed below. The construction ended at the end of 2007, and the company received Certificate of Occupancy on January 10, 2008. Approvals needed for the commercial condominium plan offering have been obtained and the 68 commercial condos are currently on the market for sale. As of the date of filing, 24 contracts to purchase condominium units have been signed and deposits received, 8 units of which were closed and were occupied. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue Project.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS IN EQUITY INTEREST - (CONTINUED)

The following is a summary of selected financial information from the financial statements of the 231 NAPD:

December 31,
2007
Balance sheet data:
Current assets	$770,672
Long-term assets	15,724,989
Current liabilities	120,148
Long-term liabilities	14,763,474
Total Capital	$1,612,039
Year Ended December 31, 2007
Operating data:
Revenues	$-
Gross profit	-
Loss from operations	(208,702)
Net loss	$(524,950)

As of December 31, 2007 and 2006, the Company has recorded $157,485 and $9,112, respectively, as its share of losses since acquiring its equity interest, net of tax, in retained earnings.

ARI
Gunther owns 25% of the outstanding shares of capital stock of ARI. See note 4 for additional information. The following is a summary of selected financial information from the financial statements of ARI:

December 31,
2007
Balance sheet data:
Current assets	$410,816
Long-term assets	3,216,329
Current liabilities	499,480
Long-term liabilities	160,426
Total Capital	$2,967,239
Year Ended December 31, 2007
Operating data:
Revenues	$157,268
Gross profit	94,555
Gain from operations	86,534
Net income	$32,761

As of December 31, 2007, the Company has recorded $18,642, as its share of income since acquiring its equity interest, net of tax, in retained earnings.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STRATEGIC RELATIONSHIP AGREEMENT

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

The Senergy Agreement also contains a three-year option for Senergy to purchase shares of the Company’s subsidiary if certain before tax profit goals are met. The option allows Senergy to purchase up to 49% of the Company’s subsidiary at fixed exercise prices upon the attaining of the performance goals. The principals of Senergy are to be granted a three-year option to purchase up to 6,000,000 shares of the Company’s common stock with exercise prices ranging from $.10 to $.20 per share. The Company valued the cost of these options at $89,256 based upon the Black Scholes options pricing model and has reflected these as consulting expenses during the quarter ended March 31, 2007. In addition, upon the completion of the due diligence by the Company, the principals of Senergy are to be issued 500,000 of the Company’s common stock. The Company is in the process of renegotiating the above agreement for more favorable terms.

As of June 30, 2007, the Company had loaned $100,000 of the agreed $500,000 in Senergy. The Company terminated the agreement on February 28, 2008. The principals of Senergy have personally guaranteed repayment of the $100,000 loan made by the Company to Senergy before the termination of the agreement.

INVESTMENT IN BARTRAM
On November 9, 2004, Direct Capital purchased 31,500,000 post-reverse split shares of common stock of the Company. As part of the transaction, 80% of Bartram Holdings, Inc. ("Bartram") was transferred to one shareholder of the Company and the Company retained a 20% equity interest in Bartram. The primary asset of Bartram is an 80% indirect interest in the Spring Village Apartment Complex. As of June 30, 2005, the Company sold its 20% ownership in Bartram back to Bartram (the "Bartram Repurchase") in consideration for a $70,000 principal amount promissory note made by Bartram and the forgiveness by Bartram of the Company's obligation to pay Bartram $30,000 upon receipt of such amount from Direct Capital. (Direct Capital had owed the Company such $30,000 as part of the $130,000 cash portion of the $900,000 purchase price payable by Direct Capital in connection with the November 9, 2004 transaction in which Direct Capital purchased shares of the Company's common stock.

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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STRATEGIC RELATIONSHIP AGREEMENT - (CONTINUED)

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

On August 6, 2007 Bartram exercised its options to pay off the $70,000 principal amount promissory note the company holds by delivering 362,880 shares of the company, held by Bartram, by Henry Santorow, and Stehem Robinson. On August 15, 2007 the shares where surrendered.

NOTE 6 - NOTES PAYABLE

	Annual	December 31,	December 31,
	interest rate	2007	2006
Short-term	%
Loan payable - Hypothicators (a)		$-	$400,000
Loan payable - WGS (b)	18%	399,970	-
Long-term
Loan payable - related party (c')	6%	1,335,761	-
Loan payable - officer (D)		-	-
		$1,735,731	$400,000

(a) HYPOTHECATORS. In November 2004, the Company entered into an agreement with Norman Property LLC regarding the assignment to the Company of a promissory note payable to Hypothecators Mortgage Company (“Hypothecators”) totaling $400,000. Pursuant to the assignment agreement, the Company received $400,000 from Norman Property LLC. The promissory note accrues interest at the rate of 15% per annum and is due June 15, 2006. The note was extended to October 31, 2006. In the forth quarter and first quarter of 2007, the Company paid an amount of approximately $97,398 and $65,000, respectively. On December 31, 2007 Russull Brothers paid the remaining balance of the note which was $237,602 plus accrued interest of $11,601, thus the account payable to Russull Brothers on the Company's books was increased by these amounts. 231 NAPD which was the original signor of the note received a release from Hypothecators.

(b) WGS. On December 5, 2007, the Company and 231 Norman entered into a share acquisition option agreement with WGS, a public company in Israel in which Jonathan Ilan Ofir is a director. Pursuant to the agreement, WGS agreed to loan $1,000,000 to the Company and 231 Norman. The aggregate principal amount, plus interest accruing at a rate of 1.5% per month, shall be due and payable six months from the closing of the agreement. As of December 31, 2007 and February 28, 2008, WGS had transferred $399,970 of the $1,000,000 loan to the Company. While the Company expected the balance of the loan to be transferred by December 31, 2007, no such transfer occurred, and no additional funds are expected.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - (CONTINUED)

Pursuant to this agreement, the Company granted WGS with the following:
i.
An irrevocable option to purchase 100% of the Company’s issued and fully paid for share capital in Gunther. The aggregate purchase price to be paid by WGS to the Company upon exercise of such option shall be an amount equal to $2,450,000. The option is exercisable by WGS, in its sole and absolute discretion, for a period ending February 28, 2008.

ii.
On December 12, 2007, Norman LLC gave WGS a promissory note evidencing the loan, as well as an option to purchase units in the Company’s 231 Norman Avenue project at a price equal to 20% less than the then current market price for such units. The promissory note may be repaid, in whole or in part, at any time or from time to time upon ten days prior written notice to WSG. This option expired on December 5, 2007, as a result of WGS’s failure to advance the full principal amount of the loan.

iii.
The Company gave WGS an option, at WGS’s discretion, to either purchase the 30% membership interests the Company owns, through Norman LLC, in 231 NAPD for the sum of $2,000,000, or to purchase the 100% ownership interest the Company has in Norman LLC, for the sum of $2,000,000. Each of these options expires on the later of either six months from November 28, 2007, or the date on which the loan and any accrued interest is repaid. In connection with the sale of Gunther on April 23, 2008, WGS forfeited this option without payment from the Company.

As of December 31, 2007 WGS only transferred $399,970 of the $1,000,000, as such WGS is not eligible for any one of the above options.

(c) RUSSULL BROTHERS. In March 2005, the Company issued a promissory note totaling $100,000 to NY2K, Inc. The note was assigned by NY2K, Inc. to Russull Brothers. Such Note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to Russull Brothers, which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended. Subsequent to the receipt by the Company of a letter from the Staff of the Securities and Exchange Commission ("SEC") in which the Staff raised questions with respect to the Company's compliance with the provisions of the Investment Company Act of 1940 applicable to business development companies, the Company and Russull Brothers rescinded the cancellation of the Company's $100,000 Note and issuance of 2,000,000 shares of Common Stock. In July 2006, the Company and Russull Brothers entered into an agreement whereby the note owed to Russull Brothers was cancelled in consideration for the Company’s issuance of 2,000,000 shares of its restricted common stock to Russull Brothers.

On November 14, 2007, Jonathan Ofir assigned to Russull Brothers an aggregate principal amount of $1,078,317 plus accrued interest of $19,868 relating to a series of loans Ofir made to the Company. In addition, Russull Brothers assumed the Company's obligation to Hypothecators in the amount of $249,203. As of December 31, 2007, the Company owes $1,335,761 in principal and accrued interest relating to the loans.

On April 20, 2008 the Company and Russull Brothers executed a loan agreement. Pursuant to the loan agreement the Company’s debt to Russull Brothers, which amounted to $1,335,761 on December 31, 2007, is payable upon demand and will accrue interest at an annual rate of 6%. Interest may, at the Company’s option, be paid, no later than the tenth business day of January, or added to the principal outstanding amount of the Company’s debt to Russull Brothers.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - (CONTINUED)

(d) ICHAKI LOAN. In May and August 2006, the Company issued promissory notes to Gad Ichaki totaling $300,000. The note incurred interest at the rate of 8% per annum and is due on demand. In September 2006, $100,000 of the principal plus the accrued interest was converted into 2,064,000 shares of the Company’s common stock. In October 2006, the Company obtained a loan from Paget Worldwide Holdings, the proceeds of which were used, to repay the note to Gad Ichaki. In October 2006, Paget Worldwide Holdings converted the note into 4,000,000 shares of the Company’s common stock.

NOTE 7 - CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES

	Annual interest rate	December 31, 2007	December 31, 2006
	%
Convertible notes (a)	10%	$465,000	$465,000
Convertible debentures (b)	8%	200,000	600,000
Convertible debentures - related parties (b)	8%	400,000	-
		$1,065,000	$1,065,000

(a) CONVERTIBLE NOTES. In October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of 231NAPD. The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. The Company did not make the quarterly payments of December 31, 2006 and of March 31, 2007 of interest timely, causing a default on the notes. However, such interest payments were made during January and May, 2007, respectively.

None of the note holders has notified the Company of their intention to exert any of their rights regarding this default. Interest payments for June, September and December 2007 were made in a timely manner. Accordingly, the Company is current on its payments.

On November 25, 2007, an aggregate of $465,000 in principal and $725 in accrued interest became due and payable on the convertible notes. As of the date of this report, none of the noteholders has notified the Company of their intention to enforce any of their rights regarding this default. Notwithstanding, the failure by the Company to make such payments constitutes an event of default pursuant to the terms of the 10% Convertible Notes. As an event of default has occurred, the interest rate increases to 12% per annum on the outstanding principal and any overdue interest payment on each of the 10% Convertible Notes. In addition, any noteholder representing 25% or more of the aggregate principal amount of the note, may at their option and upon written notice, declare the principal and any accrued interest thereon be due and payable immediately. The Company is currently negotiating with the noteholders to extend the maturity date of the 10% Convertible Notes, and it is expected to be paid in full shortly.

(b) CONVERTIBLE DEBENTURES. On December 6, 2004, the Company entered into a Securities Purchase Agreement whereby the Company issued a $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. and the Company agreed to issue a second $250,000 principal amount convertible debenture to Cornell Capital Partners, L.P. within five business days of filing a registration statement with the Securities and Exchange Commission. The outstanding $250,000 principal amount convertible debenture bears interest at 8%, matures two years from the date of issuance, and is convertible into our common stock, at the holder's option, at the lower of: (a) $.074 or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or the entire outstanding debenture at a price equal to $0.072. The Company granted Cornell Capital Partners, L.P. a security interest in all our assets. In addition, Apros and Chay, Ltd. pledged to Cornell Capital Partners all of its shares (a total of 48,500,000 shares) in Technoprises Ltd., an Israeli company. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $74,675. The beneficial conversion feature is reflected as a discount on the debentures and is being amortized as additional interest expense over the term of the debenture.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES -(CONTINUED)

As of April 20, 2006, Cornell had elected to convert $13,500 principal amount of the $250,000 Debenture which the Company issued to Cornell in December 2004. As a result, on or about June 2, 2006, the Company issued to Cornell 350,649 restricted shares of Common Stock. The Company believes such issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 1, 2005, the Company issued a second 8% Secured Convertible Debenture in the original principal amount of $250,000 to Cornell. The debenture has a term of two years, accrues interest at 8% and is convertible into common stock at a price per share equal to the lesser of (a) $0.36 per share, or (b) 77% of the lowest daily volume weighted average price for the five days immediately prior to conversion. The Company has the right to redeem a portion or the entire outstanding debenture at a price equal to $0.35 per share. The Company has recorded a cost for the beneficial conversion feature granted to Cornell totaling $74,675. The beneficial conversion feature is reflected as a discount on the debentures and is being amortized as additional interest expense over the term of the debenture.

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

As of December 31, 2007, four outstanding convertible debentures, amounting in the aggregate to $600,000, plus accrued interest of approximately $64,734 thereon, became due and payable. As of December 31, 2007, two of the Debentures, amounting in the aggregate to $200,000, were amended to extend the maturity date to April 15, 2008. These Debentures are currently in default, but it is expected that they will be paid in full shortly. The other two Debentures, amounting in the aggregate to $400,000, which were assigned to Russull Brothers, the majority shareholder of the Company as of December 31, 2007, were extended to April 30, 2008.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES -(CONTINUED)

(c) PROMISSORY NOTE FROM OFFICER. As of March 1, 2006, Jonathan Ilan Ofir agreed to lend the Company us up to $300,000 on a revolving credit basis until March 1, 2008 and the Company issued to Mr. Ofir as of March 1, 2006 a convertible promissory note in the principal amount of up to $300,000, the form of which note (the "Ofir Note"). The maximum amount which may be outstanding under the Ofir Note at any given time is not permitted to exceed $300,000 and the Company may prepay all or part of the outstanding balance under the Ofir Note upon five business days' notice to Mr. Ofir. The principal and accrued interest outstanding under the Ofir Note are due and payable on March 1, 2008 and are convertible at any time at the option of Mr. Ofir into shares of the Company’s common stock at the conversion price of $0.05 per share. Interest accrues at the rate of 8% per annum. The Company believes that the issuance of the Ofir Note, and the issuance of the shares of the Company’s common stock upon conversion of the Ofir Note, was and will be exempt from registration pursuant to Section 4(2) the Securities Act of 1933, as amended.

In September 2006, 1,252,997 shares were issued to Mr. Ofir for the conversion of the outstanding principal and interest on the promissory note. The shares were converted at the rate of $.05 per share.

(d) STANDBY EQUITY DISTRIBUTION AGREEMENT. On December 6, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, L.P. will pay 97% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, the Company will pay Cornell Capital Partners, L.P. a cash fee equal to 5% of each advance.

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

NOTE 8 - LONG-TERM BANK LOAN

On March 5, 2007, Gunther obtained a $1,500,000 bank loan from Bank Hapoalim, Ltd., which matured on January 3, 2015. The bank loan bears interest at the Israeli prime rate plus 2% per annum. Principal and interest payments on the bank loan are due quarterly. Classified by linkage terms and interest rates, the total amount of the loan is as follows:

	Annual interest rate	December 31, 2007	December 31, 2006
	% (*)
Bank Loan	Israeli Prime + 2%	$1,536,000	$-
Less- current maturities		(165,000)
Long-Term portion		$1,371,000	$-

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM BANK LOAN - (CONTINUED)

The loans mature in the following years subsequent to the balance sheet dates:

First year (current maturities)	$177,587
2009	191,368
2010	205,928
2011	222,049
2012	574,068
$1,371,000

NOTE 9 - STOCKHOLDERS' EQUITY

PREFERRED STOCK. On December 6, 2004, upon the execution of the Standby Equity Distribution agreement with Cornell the Company issued 200,000 shares of Series A Preferred Stock to Cornell as a commitment fee. Holders of the Series A Preferred Stock are entitled to receive an annual 5% dividend payable semi-annually. The 5% dividend may be paid in either cash or shares of our common stock in the discretion of the Board of Directors. In the event of a dissolution or liquidation of the Company's business, the Series A Preferred Stock ranks senior to the Company's common stock and all other classes of equity securities that may be outstanding which by their terms do not rank senior to the Series A Preferred Stock, and the Series A Preferred Stock is subordinate and ranks junior to all debt. The Company has the right to redeem the Series A Preferred Stock at a price of $1 per share plus an annual premium of 5%. The Series A Preferred Stock is convertible into shares of the Company’s common stock at conversion ratios equal to the lesser of: (a) $1, or (b) $1 and all accrued but unpaid dividends divided by the average closing bid price of the Company’s common stock as quoted by Bloomberg L.P. for 20 trading days immediately preceding the conversion notice date.

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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY - (CONTINUED)

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

ADDITIONAL ISSUANCES OF COMMON STOCK. In September 2006, the Company sold 6,000,000 shares of its common stock to Jonathan Rigbi, Chief Finance Officer for $.05 per share.

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

The Company measured the compensation cost from share-based payment based on the share’s quote at the day of the transaction, to a total of $47,000.

ASSIGNMENT OF SHARES OF MAJOR SHAREHOLDER. As of March 24, 2006, the former Chairman and Director, Jonathan Ilan Ofir (“Mr. Ofir”) acquired 28,350,000 shares of the Company’s Common Stock from Uri Rosin and Gunther Frantz, Ltd. ("Gunther Frantz") pursuant to an Assignment and Assumption of contract ("Assignment and Assumption of Contract") whereby Mr. Ofir assumed the obligations of Mr. Rosin and Gunther Frantz under a Share Sale Agreement dated February 1, 2006 ("the Share Sale Agreement"). The purchase price of $1,170,004 (or $0.04127 per share) is required to be paid by Mr. Ofir by December 31, 2007. The right to purchase such 28,350,000 shares from Direct Capital had been held by Mr. Rosin and Gunther Frantz, the former controlling shareholders of Direct Capital. Pursuant to the Share Sale Agreement. Mr. Rosin and Gunther Frantz, however, assigned all of the rights and obligations under the Share Sale Agreement to Mr. Ofir. Mr. Rosin is Mr. Ofir's father in-law. With respect to the 3,150,000 shares of the Company’s Common Stock still held by Direct Capital, (i) the holder has the right, from December 31, 2007 to June 30, 2008, to require Mr. Ofir to purchase such shares for the aggregate price of $130,000 (or $0.04127 per share); and (ii) Mr. Ofir has the right, from February 1, 2006 to June 30, 2008, to require the holder to sell such shares to him for the aggregate price of $390,000 (or $0.1238 per share).

See note 1 for the Russull Brothers transactions.

NOTE 10 - RELATED PARTY TRANSACTIONS

Interest income for the years ended December 31, 2007 and 2006 in amounts of approximately $15,000 and $130,000, respectively, earned from notes receivable from related parties. Interest expenses for the years ended December 31, 2007 and 2006 in amounts of approximately $29,000 and $10,000, respectively. The Company believes that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 INCOME TAXES

Domestic (US):
Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At December 31, 2007, the Company had approximately $2,114,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2027 for federal purposes and 2012 for state purposes. The Company has reported a valuation allowance of approximately $717,000. The valuation allowance account increased during the year ended December 31, 2007 by $203,000.

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

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:

	Year Ended December 31,
	2007	2006

U.S. Statutory Rate	34%	34%
State income taxes	9%	9%
Valuation allowance	-43%	-43%
	0%	0%

Significant components of the Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$908,985	$514,710
Total deferred tax assets	908,985	514,710

Deferred liabilities	-
Total deferred tax liabilities	-	-
Valuation allowance for net deferred tax assets	(716,964)	(514,710)

Net deferred tax assets	$192,021	$-

Current asset	173,693
Long term asset	18,328
Net deferred tax assets	$192,021	$-

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 INCOME TAXES - (CONTINUED)

Foreign (Israel):
The Company and its Israeli subsidiary have accumulated losses for Israel income tax purposes as of December 31, 2007, in the amount of approximately $153,000. These losses may be carryforward (linked to the Israeli Consumer Price Index (“CPI”)) and offset against taxable income in the future for an indefinite period.

Reduction in corporate tax rate: In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the “Knesset” (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2004 - 35%, 2005 - 34%, 2006 - 31%, 2007 - 29%, 2008 - 27%, 2009 - 26%, 2010 and thereafter - 25%.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company currently maintains its corporate offices at 231 Norman Avenue, Brooklyn, New York 11222. The Company does not have a lease for this property and do not pay rent for this space as they have 30% interest in the property at this address.

NOTE 13 - SUBSEQUENT EVENTS

On February 27, 2008, Russull Brothers purchased all 3,150,000 shares of the Company’s common stock owned by Direct Capital, for an aggregate purchase price of $130,000. The transaction was effected pursuant to a verbal agreement between Direct Capital and Russull Brothers. As of April 8, 2008, Russull Brothers owned an aggregate of 40,687,997 shares representing 76.10% of the Company’s issued and outstanding common stock.

On April 23, 2008, the Company, Gunther, and Tobias Jewelry Ltd., an Israeli corporation (“Tobias”), executed a share sale agreement, pursuant to which Tobias agreed to purchase all of the share capital of Gunther. In consideration therefore, Tobias agreed to pay the Company $2,607,000, of which (i) $1,250,350 plus applicable value added taxes Tobias agreed to pay to the Company at closing (the “Cash Consideration”), and (ii) $1,356,650, the amount of Gunther’s pre-existing debt to the Company, Tobias agreed to lend to Gunther at closing. Tobias also agreed to make two additional loans to Gunther, one in the amount of $355,000, and a second loan in the amount of $30,000. The transactions contemplated by the agreement were consummated on April 28, 2008. Pursuant to the Agreement, Tobias paid $777,549 to the Company, on behalf of the Company, Tobias paid $472,801 WGS in full satisfaction of the Company’s pre-existing debt to WGS. Tobias also loaned $684,650 to Gunther, which funds were paid directly to the Company in partial satisfaction of Gunther’s pre-existing debts to the Company. Tobias also agreed to lend Gunther $672,000, the remaining outstanding balance of Gunther’s debts to the Company, on or before April 21, 2009, at which time Gunther is obligated, pursuant to the agreement, to repay the entire remaining outstanding balance of its debt to the Company. Twenty-five percent of Gunther’s outstanding share capital will be held in escrow in order to secure repayment of the balance of Gunther’s debt to the Company. The remaining seventy-five percent of Gunther’s share capital was transferred to Tobias on or about April 28, 2008. Pursuant to the agreement, Tobias also loaned Gunther $355,000, an amount equal to the outstanding portion of Gunther’s pre-existing commitment to invest in Green Wind Energy Ltd., and $30,000, an amount equal to Gunther’s outstanding obligations to its suppliers.

The Consideration amount that was paid by Tobias to WGS was in amount of $472,801 however the Company’s liability to WGS as of the payment day was $435,584, as such WGS committed to transfer $37,217 to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s management, with oversight and input from the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The Company’s management based its assessment on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under that framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. I don’t understand how the company can make such a declaration - please provide the report they issued

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only it’s management’s report in this annual report.

During the year ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name of Individual	Age	Position with the Company
Ofer Arbib	43	Chairman of the Board of Directors, President and Chief Executive Officer
Jonathan Rigbi	63	Chief Financial Officer
Adam T. Ofek	45	Secretary
Gregory Bitterman	48	Director
Seth Yakatan	36	Director
Sam Sassoun	40	Director
Reuven Narboni	49	Director

The following is a brief account of the education and business experience of each director and executive officer during the past five years, and any other directorships held in reporting companies.

Ofer Arbib - Mr. Arbib has been serving as the Chairman of the Company’s Board of Directors since November 24, 2007 and as its President and Chief Executive Officer since January 22, 2008. Between January 2001 and September 2001, Mr. Arbib was a director of Casaclick SpA, a Pirelli RE company located in Italy. From October 2001 to December 2003, Ofer Arbib was a director with Elitrade SRL, an Italian real estate advisory company which values and sells real estate portfolios for banks and private companies. In 2004, Elitrade became the exclusive representative of Colliers International in Italy. Ofer Arbib is currently the sole officer and director of TSSS, Inc., the majority stockholder of the Company.

Jonathan Rigbi - Mr. Rigbi served as the Company's Controller from April 2005 to April 26, 2007, when he was appointed as the Company’s Chief Financial Officer. Mr. Rigbi has served as the CEO of Power Equity, LLC, a company involved in buying, renovating and selling homes and buildings in the New York City metropolitan area, since September 2000. Before April 2000 he resided in Israel and served as the CEO of a large development and construction company and as V-P and CEO of various marketing, construction and manufacturing companies. Mr. Rigbi holds a master’s degree in business administration from UCLA and a bachelor’s degree in economics from the Hebrew University in Jerusalem.

Adam T. Ofek -  Mr. Ofek has served as the Company’s secretary since January 10, 2008. Mr. Ofek served as a director of the Company from November 9, 2004 to March 11, 2005, and again from June 21, 2007 to November 21, 2007. Mr. Ofek has been serving as the Chief Executive Officer of SE Brickell Holding Ltd., a merchant banking boutique firm, since November 1996, as Senior Vice President of Sovereign Assets Ltd. since December 2006, and as a director of Nova Star Fund Management since February 2007. Mr. Ofek served as the President, the Chief Financial Officer, and a director of the Company from November 2004 until February 2005. From February 2004 to November 2004, Mr. Ofek served as President, Chief Financial Officer and a director of Technoprises Ltd., an Israeli company which filed bankruptcy under Israeli law.

Gregory Bitterman - Mr. Bitterman, a director of the Company since February 11, 2005, has been of counsel to the law firm of Aron J. Broder and Jonathon Reiter since 1992, where he focuses on plaintiff litigation. Mr Bitterman received a law degree from Case Western University School of law in 1985. Mr. Bitterman is a member of our audit committee.

Seth Yakatan - Mr. Yakatan, a director of the Company since February 2005. Mr. Yakatan worked with Union Bank of California, N.A., in the media and telecommunications group from June 1996 until April 2001. While there he completed numerous debt financings while placing subordinated debt and private equity into several portfolio companies on behalf of the bank. Since April 2001 as a Co-Founder of Kaman, Mr. Yakatan has successfully managed sell-side M&A engagements for companies in the Life Sciences. Mr. Yakatan holds a MBA in Finance from the University of California, Irvine and a BA in History and Public Affairs from the University of Denver. Mr. Yukatan is a member of our audit committee.

Sam Sassoun - Mr. Sassoun has been a director of the Company since February 18, 2008.

Marc Narboni - Mr. Narboni has been a director of the Company since February 11, 2005. Previously, he, studied Talmudic law at a yeshiva in Jerusalem from March 2000 through September 2001. From April 2001 until present Marc has served as co-founder and Chief Executive Officer of Einsof capital, an investment company which invests in real estate and equities. He also holds a BA in hotel and business management. Mr. Narboni is a member of our audit committee.

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

Auditors; Audit Committee Financial Expert

Arik Eshel, CPA & Assoc, PC, an independent registered public accounting firm, is our auditor.

Our Audit Committee consists of the following members: Messrs. Bitterman, Yakatan and Sassoun. Mr. Yakatan is our audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company, during the most recent fiscal year ended December 31, 2007, not all the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed all forms on a timely basis.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Compensation.

Except as part of those salary arrangements that include pension plans provided through third parties, we have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2007 and 2006 for services rendered to our Company in all capacities by the following persons:
(i)	all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2007, regardless of compensation level;
(ii)	all individuals who served as officers at December 31, 2007 and whose total compensation during the fiscal year ended December 31, 2007 exceeded $100,000; and
(iii)
up to two additional individuals who served as officers during the fiscal year ended December 31, 2006 and whose total compensation during the fiscal year ended December 31, 2007 exceeded $100,000, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) I	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Marc Narboni(1)	2007 2006	10,000 0	0 0	1,000,000 0	0 0	0 0	0 0	0 0	10,000 0
Jonathan Rigbi(2)	2007 2006	61,000 20,000	0 0	0 0	0 0	0 0	0 0	0 0	61,000 20,000
Jonathan Ilan Ofir (3)	2007 2006	5,000 30,000	0 0	0 0	0 0	0 0	0 0	0 0	5,000 30,000
Micheal Gibbs (4)	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
David Rothstein (5)	2007 2006	0 0							0 0
(1)
Marc Narboni, was the Company’s Chief Executive Officer from November 11, 2007 through January 22, 2008. Pursuant to a verbal agreement, Mr. Narboni received compensation in the amount of $5,000 per month for the first two months of his employment as CEO and did not receive any additional compensation from the Company. Mr. Narboni was issued 1,000,000 shares in consideration for services provided.

(2)	Jonathan Rigbi is the Company’s Chief Financial Officer.
(3)
Jonathan Ilan Ofir was the Company’s Chairman and Chief Executive Officer from March 11, 2005 to June 21, 2007. Jonathan Ilan Ofir entered into a contract of employment with us as of July 2006 pursuant to which he received $5,000 per month.

(4)
Michael Gibbs was a director of the Company until March 11, 2005 when he resigned and became the Chief Financial Officer of the Company. Pursuant to an oral agreement, Mr. Gibbs was paid $2,000 per month for his services. Mr. Gibbs’ resigned as the Company’s Chief Financial Officer effective March 31, 2007.

(5)	David Rothstein was the Company’s Interim Chief Executive Officer from June 21, 2007 through September 25, 2007.

Incentive Plans

We have not adopted any stock option or incentive plans.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

During 2007, none of our officers or directors exercised any options to purchase shares of Common Stock. Jonathan Ilan Ofir held certain stock options as of December 31, 2006. The following table sets forth, for our officers and directors, the number and value of vested and unvested options held as of December 31, 2006 and the value of any in-the-money stock options, vested and unvested, as of such date.

The last sale price of the Common Stock was $0.03 on April 8, 2008.

Employment Agreements.

Jonathan Ilan Ofir entered a contract of employment with us as of July 2006, receiving $5,000 per month pursuant to its terms. The contract is no longer in effect. By verbal agreement with the Company, Jonathan Rigbi was supposed to receive $7,000 per month since January 1, 2007 as compensation for his services.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2007:

Director Compensation
Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan	Nonqualified deferred	All other compensation	Total
	($)	($)	($)	compensation	compensation earnings	($)	($)
				($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Reuven Narboni	$10,000	1,000,000	0	0	0	0	$10,000

In October, 2007, Mr. Narboni was awarded 1,000,000 shares of common stock for services rendered.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 53,464,557 shares of our common stock issued and outstanding as of April 8, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o DCI USA, Inc., 231 Norman Avenue, Brooklyn, New York 11222.

Officers, Directors and 5% Stockholders	Title of Class	No. of Shares	Percentage Ownership

TSSS, Inc.	Common	40,687,997	76.10%
Ofer Arbib(1)	Common	-0-%
Jonathan Rigbi	Common	-0-%
Adam T. Ofek	Common	-0-%
Gregory Bitterman	Common	-0-%
Seth Yakatan	Common	-0-%
Sam Sassoun	Common	-0-%
Paget Worldwide Holdings	Common	4,000,000	7.48%
Mark Narboni	Common	1,000,000	Less than 1%
All directors and executive officers as a group (6 persons)	common	41,687,997	77.97%
(1) Ofer Arbib, the Company’s President, Chief Executive Officer, Director and Chairman, is also the sole officer and director of TSSS, Inc. Accordingly, through TSSS, Mr. Arbib beneficially owns 40,687,997 shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 27, 2008, Russull Brothers purchased all 3,150,000 shares of the Company’s common stock owned by Direct Capital Investments, Ltd., for an aggregate purchase price of $130,000. On April 20, 2008 the Company and Russull Brothers, Inc., a Delaware corporation formerly known as TSSS, Inc. and the holder of approximately 76.10% of our outstanding common stock as of April 8, 2008, executed a loan agreement. Pursuant to the loan agreement the Company’s debt to Russull Brothers, which amounted to $1,335,761 on December 31, 2007, is payable upon demand and will accrue interest at an annual rate of 6%. Interest may, at the Company’s option, be paid, no later than the tenth business day of January, or added to the principal outstanding amount of the Company’s debt to Russull Brothers. Ofer Arbib, the Company’s current President, Chief Executive Officer, director and Chairman, is the sole officer and director of Russull Brothers.

On December 18, 2007, the Company and Norman LLC entered into a Loan Agreement with WGS contemplating a loan by WGS to the Company in the aggregate principal amount of $1,000,000. WGS is a public company in Israel in which Jonathan Ilan Ofir is a director. Mr. Ofir is a former officer, director, and majority shareholder of the Company. As of December 12, 2007, WGS had transferred $399,970 of the $1 million loan to the Company. While the Company expected the balance of the loan to be transferred by December 31, 2007, no such transfer occurred, and no additional funds are expected. Accordingly, the Loan Agreement and promissory note executed in connection with the Loan Agreement are in the process of being amended to reflect, among other things, the correct loan amount of $399,970 rather than the $1,000,000 originally stated.

On November 14, 2007, Russull Brothers entered into a Purchase Agreement with Jonathan Ilan Ofir, a former officer, director and majority shareholder of the Company, and Jonathan Rigbi, the Company’s Chief Financial Officer, to purchase all of the shares of the Company’s common stock owned by Messrs. Ofir and Rigbi. Pursuant to the agreement, Russull Brothers paid $2,596,159.80 for the purchase of an aggregate of 37,087,997 shares of the Company’s common stock. On February 8, 2008, the Purchase Agreement was amended to reflect that Messrs. Ofir and Rigbi actually owned and sold 29,602,997 and 6,135,000 shares, respectively of the Company’s common stock to Russull Brothers, rather than the amount of shares reflected in the Purchase Agreement as having been acquired by Russull Brothers. The amendment also reduced the purchase price from $0.07 to $0.055 per share. Accordingly, Russull Brothers was refunded an aggregate of $740,569.96 from Messrs. Ofir and Rigbi representing the actual amount of shares purchased and the amended purchase price per share. As such, the total amount paid by Russull Brothers to acquire the shares of the Company’s common stock pursuant to the Purchase Agreement was $1,965,589.84.

In addition, Mr. Ofir assigned to Russull Brothers an aggregate principal amount of $1,066,089.88 plus accrued interest of $19,868 relating to a series of loans Mr. Ofir made to the Company. Pursuant to the Purchase Agreement, and in connection with the assignment of the loans, Russull Brothers issued a promissory note to Mr. Ofir in the amount of $846,831, representing the aggregate principal loan amount, plus accrued interest, less $150,000. In accordance with the promissory note, interest accrues at a rate of one percent per month. Principal and interest are due and payable on or before May 14, 2008. The note is secured by the personal guarantee of Ofer Arbib. Lastly, in connection with the Purchase Agreement and the promissory note, Mr. Ofir and Russull Brothers entered into an Assignment and Indemnification Agreement whereby Mr. Ofir assigned and Russull Brothers assumed the loans and agreed to indemnify Mr. Ofir against any and all claims and damages.

Pursuant to the Purchase Agreement, Mr. Ofir resigned as a director and Chairman of the Board of Directors of the Company. Following the execution of the Purchase Agreement, Russull Brothers became the majority shareholder of the Company.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have a majority of “independent directors” on our board of directors. We do not believe that any of our current directors are independent.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountant

From January 27, 2005, thru June 5, 2007, Seligson & Giannattasio LLP was serving as our principal accountant. Since June 5, 2007, Arik Eshel, CPA, & Assoc., PC has been our principal accountant. During fiscal year 2007 and fiscal year 2006, the aggregate fees which were billed to us by our principal accounting firms for professional services were as follows:

	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$68,733	40,000
Audit-Related Fees	$0	-0-
Tax Fees	$1500	1,000
All Other Fees	$35,774	-0-

During 2007, we made total payments of $47,700 to Seligson & Giannattasio LLP, and $15,500 to Arik Eshel CPA & Assoc., PC.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

As of December 31, 2007, the Board has not established a formal documented pre-approval policy for the fees of our principal accountant.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1
Articles of Incorporation, as amended (annexed to the Company’s Quarterly Report on Form 10-SB, filed with the Securities and Exchange Commission on July 25, 2000 and filed with the Schedule 14C filed on October 13, 2004)

3.2	Bylaws (annexed to the Company’s Quarterly Report on Form 10-SB, filed with the Securities and Exchange Commission on July 25, 2000)

4.1
Promissory Note, dated as of July 5, 2005, from Bartram Holdings, Inc. to the Company in the amount of $70,000 (annexed to the Company’s Quarterly Report filed as exhibit 10.1on Form 10-Q/A with the Securities and Exchange Commission on August 29, 2005)

4.2
Restated Promissory Note dated September 5, 2007, between 231 Norman Avenue Property Development, LLC and North Fork Bank (annexed to the Company’s Current Report filed as exhibit 10.14 Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

4.3
Promissory Note by TSSS, Inc. to Jonathan Ilan Ofir dated November 16, 2007 (annexed to the Company’s Quarterly Report filed as exhibit 10.16 on Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007).

4.4
Promissory Note between 231 Norman Avenue, LLC dated December 12, 2007 (annexed to the Company’s Current Report filed as exhibit 10.17 on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007)

4.5
Convertible Promissory Note, dated as of March 1, 2006, from DCI USA, Inc. to Jonathan Ilan Ofir in the amount of up to $300,000 (annexed to the Company’s Annual Report filed as exhibit 10.30 on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006)

4.6
Demand Promissory Note dated as of December 31, 2004 by DCI USA, Inc. in the original principal amount of $95,000 payable to Direct Capital Investments, Ltd. (annexed to the Company’s Current Report filed as exhibit 10.40 on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005)

4.7
Note dated March 7, 2005 between DCI USA, Inc. and NY2K, Inc. (annexed to the Company’s Current Report filed as exhibit 10.32 on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.11	Loan Option Agreement dated August 1, 2006 between DCI USA, Inc. and Gunther Wind Energy Ltd. as previously filed in Form 8-K filed with the Securities and Exchange Commission on May 2, 2007.

10.12
Consolidated Mortgage Extension and Security Agreement between 231 Norman Avenue Property Development, LLC and North Fork Bank dated September 5, 2007 (annexed to the Company’s Current Report as previously filed as exhibit 10.13 in Form 8-K filed with the Securities and Exchange Commission on September 12, 2007)

10.13
Guaranty between Jonathan Ilan Ofir, Amir Yerushalmi, Vision Real Estates Group, LLC, YIZ Oxford Capital, LLC and DCI USA, Inc. to North Fork Bank dated September 5, 2007 (annexed to the Company’s Current Report as previously filed as exhibit 10.15 in Form 8-K filed with the Securities and Exchange Commission on September 12, 2007).

10.14
Purchase Agreement by and between TSSS, Inc., Jonathan Ilan Ofir and Jonathan Rigbi dated November 14, 2007 (annexed to the Company’s Quarterly Report filed as exhibit 10.16 on Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.15
Personal Guaranty of Ofer Arbib to Jonathan Ilan Ofir dated November 16, 2007 (annexed to the Company’s Quarterly Report filed as exhibit 10.18 on Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.16
Assignment and Indemnification Agreement between TSSS, Inc. and Jonathan Ilan Ofir dated November 16, 2007 (annexed to the Company’s Quarterly Report filed as exhibit 10.19 on Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2007).

10.17
Loan Agreement dated November 28, 2007, between World Group Shipping Ltd., DCI USA, Inc., and 231 Norman Avenue LLC (annexed to the Company’s Current Report filed as exhibit 10.20 on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007)

10.18
Share Acquisition Option Agreement dated December 5, 2007, between DCI USA, Inc. and World Group Shipping Ltd. (annexed to the Company’s Current Report filed as exhibit 10.22 on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007)

10.19
Amendment to the Cooperation and Debenture Modification Agreements, dated as of December 31, 2007 (annexed to the Company’s Current Report filed as exhibit 10.23 on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.20
Assignment Agreement by and between TSSS, Inc. and Adam T. Ofek and Aviva and Uri Rosin dated as of December 31, 2007 (annexed to the Company’s Current Report filed as exhibit 10.24 on Form 8-K filed with the Securities and Exchange Commission on January 15, 2008)

10.21
Amendment to the Purchase Agreement dated February 8, 2008, by and between TSSS, Inc., Jonathan Ilan Ofir, and Jonathan Rigbi (annexed to the Company’s Current Report filed as exhibit 10.25 on Form 8-K filed with the Securities and Exchange Commission on February 11, 2008)

10.22
Assignment of Obligations under Promissory Note and Indemnification Agreement, dated November 29, 2004, by and between DCI USA, Inc. and 231 Norman Avenue Property Development, LLC relating to Elliot Rubin (annexed to the Company’s Current Report filed as exhibit 10.21 on Form 8-K filed with the Securities and Exchange Commission on December 3, 2004)

10.23
Modification Agreement dated November 30, 2004, between 231 Norman Avenue, LLC and DCI USA, Inc. (annexed to the Company’s Current Report filed as exhibit 10.25 on Form 8-K filed with the Securities and Exchange Commission on December 3, 2004)

10.24
Standby Equity Distribution Agreement dated as of December 13, 2004 between Cornell Capital Partners, LP and DCI USA, Inc. (annexed to the Company’s Current Report filed as exhibit 10.26 on Form 8-K filed with the Securities and Exchange Commission on December 16, 2004)

10.25
Share Sale Agreement dated March 30, 2008 between DCI USA, Inc., Tobias Jewlry Ltd. and Gunther Wind Energy Ltd. as previously listed as exhibit 10.26 in Form 8-K filed with the Securities and Exchange Commission on May 1, 2008.

10.26
Forbearance and Modification Agreement dated as of March 31, 2005 by and between 231 Norman Avenue, LLC and DCI USA, Inc. (annexed to the Company’s Annual Report filed as exhibit 10.28 on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005)

10.27
Modification Agreement dated as of December 31, 2004 among DCI USA, Inc., Direct Capital Investments, Ltd. and Apros and Chay MB Ltd. (annexed to the Company’s Current Report filed as exhibit 10.39 on Form 8-K filed with the Securities and Exchange Commission on January 6, 2005)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCI USA, Inc.

Date: May 9, 2008	By:	/s/ Ofer Arbib
	Name:	Ofer Arbib
	Title:	President, Chief Executive Officer, Director and Chairman (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Jonathan Rigbi
	Name:	Jonathan Rigbi
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ofer Arbib	President, Chief Executive Officer,	May 9, 2008
Ofer Arbib	Director and Chairman
(Principal Executive Officer)

/s/ Marc Narboni	Director	May 9, 2008
Director

/s/ Gregory Bitterman	Director	May 9, 2008
Gregory Bitterman

/s/ Seth Yakatan	Director	May 9, 2008
Seth Yakatan

/s/ Sam Sassoun	Director	May 9, 2008
Sam Sassoun