Form 10-Q
period 2008-03-31
DCI USA, INC
filed 2008-05-20
CIK 1120210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commissions file number 000-31143

DCI USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3742159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8 Bond Street
Great Neck, New York 11021
(Address of principal executive offices)

(212) 994-9594
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding as of May 19, 2008 was 53,464,557.

DCI USA, INC.

MARCH 31, 2008

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

DCI USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	4-5

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)	7

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	8

Notes to Consolidated Financial Statements	9-20

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$11,623	$21,565
Interest receivable-related party	21,729	5,474
Interest receivable	6,970	14,812
Loan receivable- related party	306,670	217,270
Loan receivable - Senergy	100,000	100,000
Deferred tax asset, current portion	158,516	173,693
Total current assets	605,508	532,814

Fixed assets, net	2,410	2,559

Investments in equity interest	3,934,652	3,872,513
Goodwill	195,706	195,706
Deferred tax asset, less current portion	48,444	18,328

Total assets	$4,786,720	$4,621,920

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (CONTINUED)

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$132,938	$108,239
Accrued interest	59,664	26,554
Accrued interest - related parties	67,132	37,367
Loan payable - WGS	399,970	399,970
Advance on account of dividend from related party	300,000	225,000
Convertible notes	465,000	465,000
Convertible debentures	200,000	200,000
Convertible debentures - related parties	400,000	400,000
Current maturities of long term bank loan	183,000	165,000
Total current liabilities	2,207,704	2,027,130

Commitments and contingencies

Long term bank loan	1,436,000	1,371,000
Loan payable - related party	1,469,731	1,335,761
Total liabilities	5,113,435	4,733,891

Stockholders' equity
Preferred Stock, par value $.001, 1,000,000 shares
Series A Preferred authorized, none issued
and outstanding	-	-
Common stock, par value $.001,100,000,000 shares
authorized , 54,917,681 shares issued, and 53,464,557 shares outstanding as
of March 31, 2008 and December 31, 2007	54,917	54,917
Additional paid-in-capital	2,898,802	2,898,802
Accumulated deficit	(3,198,786)	(2,984,042)
	(245,067)	(30,323)

Treasury stock, at cost - 1,453,124 common stock shares	(81,648)	(81,648)
Total stockholders' equity (deficit)	(326,715)	(111,971)

Total liabilities and stockholders' equity (deficit)	$4,786,720	$4,621,920

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Operating Income:
Revenue	$-	$-
Interest income	8,413	6,252
Total income	8,413	6,252

Expenses:
General and administrative expense	30,760	80,405
Interest expense	227,875	63,816
Professional fees	41,600	54,624
Consulting fees	-	89,256
Total expenses	300,235	288,101

Loss from operations	(291,822)	(281,849)

Net income (loss) on investments	62,139	(30,811)
Net loss before income taxes	(229,683)	(312,660)

Provision for income taxes	14,939	-

Net loss	$(214,744)	$(312,660)

Basic and Diluted
Loss per share	($0.00)	($0.01)

Weighted average number of
Common Stock outstanding	53,464,557	53,292,681

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	54,917,681	$54,917	(1,453,124)	$(81,648)	$2,898,802	$(2,984,042)	$(111,971)

Net loss						(214,744)	$(214,744)
Balance, March 31, 2008	54,917,681	$54,917	(1,453,124)	$(81,648)	$2,898,802	$(3,198,786)	$(326,715)

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating Activities
Net loss	$(214,744)	$(312,660)
Adjustments required to reflect cash flows from
Operating Activities
Cost of stock option	-	89,256
Net loss (income) on equity investments	(62,139)	30,811
Depreciation	149	223
Amortization of note receivable discount	-	(7,515)
Long term bank loan - currency fluctuations	128,143	-
Changes in operating liabilities and assets
Prepaid expanse	-	(2,732)
Interest receivable	(8,413)	(4,047)
Deferred tax asset	(14,939)	-
Accounts payable and accrued expenses	87,574	(9,702)
Net cash used in operating activities	(84,369)	(216,366)

Cash flows from investing activities
Proceeds from loan receivable	-	150,000
Loans to third parties	-	(211,000)
Loans to related parties	(89,400)	-
Net cash used in investing activities	(89,400)	(61,000)

Cash flows from financing activities
Proceeds from loans	133,970	270,000
Payment of loan payable	-	(65,126)
Advance on account of dividend	75,000	-
Payment of long term bank loan	(45,143)	-
Net cash provided by financing activities	163,827	204,874

Decrease in cash	(9,942)	(72,492)

Cash at the beginning of the period	21,565	74,755

Cash at the end of the period	$11,623	$2,263

	Three Months Ended March 31,
	2008	2007
Supplemental disclosures:
Interest paid	$45,143	$27,764
Cash paid for income taxes	$325	$91

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE COMPANY

The accompanying unaudited interim consolidated financial statements of DCI USA, INC. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2007 as reported in the 10-K have been omitted.

The unaudited consolidated financial statements include the accounts of the Company and the Company’s wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Company operates in one business segment, which is the development of clean energy technologies and the renovation and conversion of buildings to commercial condominiums.

As of March 31, 2008, the Company had $11,623 in cash. In April 2008, the Company received gross proceeds from the sale of Gunther Wind Energy, Ltd. (“Gunther”) in the amount of $1,250,350, and partial return on the loan to Gunther in the amount of $684,650. Accordingly, the Company currently has sufficient funds to fund its operation over the next twelve months.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and loans receivables. As of March 31, 2008, substantially all of the Company’s cash was managed by two financial institutions. Loan receivables are typically unsecured and are derived from short-term related parties loans. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of our loans receivables. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Deferred Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 9 “Income Taxes” for additional information.

Cash and Cash Equivalents. For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Notes Receivable. The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. There were no allowances for loan losses at March 31, 2008 and December 31, 2007.

Fixed Assets. The value of fixed assets is at historical cost as required by generally accepted accounting principles. Depreciation is calculated on a straight-line over the expected useful life of the asset as follows:

Leasehold improvements Equipment Furniture and fixtures	Remaining lease term or useful life 5 to 7 years 5 to 7 years

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

Net Loss Per Share. Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were 27,300,000 and 27,600,000 potentially dilutive common shares outstanding on March 31, 2008 and 2007, respectively, which were excluded from the calculation of diluted earnings per share, consisting primarily of shares issuable upon the conversion of debt and equity and the exercise of stock options.

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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recently Issued Accounting Pronouncements.

In March, 2008 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

 In December 2007, FASB issued SFAS No. 141 (R) (revised 2007), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes, measures, and discloses the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141(R) (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

NOTE 3 - AQUISITIONS

GUNTHER WIND ENERGY, LTD.
On August 1, 2006, the Company entered into a loan, pledge and option agreement with Gunther Wind Energy, Ltd. (“Gunther”) in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. The aggregate exercise price of the option was $23,883 of which was paid through the cancellation of outstanding loans previously made by the Company to Gunther.

Gunther owns 25% of the outstanding share capital of ARI, Ltd., an Israeli based corporation formerly known as Green Wind Energy Ltd. (“ARI”), as a result of its acquisition, on March 5, 2006, of 334 shares of ARI’s preferred stock in consideration of $3,000,000. As of April 8, 2008, Gunther had paid an aggregate of $2,655,000 of the purchase price to ARI using funds previously loaned to Gunther by the Company and the proceeds from a $1,500,000 bank loan obtained by Gunther. The remaining portion of the $3,000,000 purchase price was paid by Gunther to ARI on or about April 28, 2008.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS - (CONTINUED)

On December 2006 Gunther signed agreement with Nimrod Wind Energy, Ltd (“Nimrod”) in which Gunther received an irrevocable option to purchase 25% of Nimrod’s issued and fully paid for share capital. The aggregate purchase price to be paid by Gunther to the Nimrod upon exercise of such option shall be an amount equal to $2,750,000. As of March 31, 2008 Gunther did not exercise its option.

On September 13, 2006, ARI signed an agreement to purchase a wind farm known as Tel Assaniya Windfarm, which is located in Northern Israel. The completion of the purchase agreement is expected by December 31, 2007 upon payment of the outstanding balance. The Tel Assaniya Windfarm is planned to be upgraded from the current capacity of 6MW to seven wind turbines with a capacity of 2.3MW each. The Company expect this upgrade to be completed between April and June 2008. Until such upgrade is completed, Gunther will receive a minimum of a 10% preferred return on its investment on quarterly installments in anticipation of the payment of future dividend. After the upgrade is completed, Gunther will receive a minimum of a 12.5% preferred return. As of November 14, 2007, Gunther has appointed one director and has not yet exercised its right to appoint a second director. As of March 31, 2008 Gunther was paid $300,000 advance on account of dividend.

The investment in Gunther is recorded in the financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition are reflected in the statement of operations for the periods ended March 31, 2008.

231 NORMAN AVE, LLC
The Company lent $1,370,000 to Norman LLC in part pursuant to an agreement which provided the Company the option of supplanting the 100% membership interest holder in Norman LLC. The Company exercised this option as of November 2006 and now owns 100% interest in Norman LLC. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 NAPD. See not 4 for the investment in equity interest at 231 NAPD.

NOTE 4 - INVESTMENTS IN EQUITY INTEREST

	March 31,	December 31,
	2008	2007
Investment in 231 NAPD	$1,227,652	$1,198,513
Investment in ARI	2,707,000	2,674,000
	$3,934,652	$3,872,513

The Company’s share of income (loss) in its equity interest, net of tax:

	Three Months Ended March 31,
	2008	2007
Net income (loss) on investment - 231 NAPD	$29,139	$(30,811)
Net income on investment - ARI	33,000	—
	$62,139	$(30,811)

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

The Company and Jonathan Ilan Ofir, a former officer, director and majority shareholder of the Company, guaranteed to North Fork Bank the obligations of 231 NAPD. On September 5, 2007, 231 NAPD entered into a Consolidated Mortgage Extension and Security Agreement (the “Agreement”) with North Fork Bank pursuant to which 231 NAPD borrowed the principal sum of $2,426,497 from said bank and consolidated a previous loan of $11,411,003, for an aggregate consolidated principal loan amount of $13,837,500 (the “North Fork Loan”).

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

On November 28, 2007, the Company and Norman LLC, entered into a share acquisition option agreement with World Group Capital (58) Ltd., formally known as World Group Shipping Ltd., a public company in Israel ("WGS"). See Note 5 (a).

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS IN EQUITY INTEREST - (CONTINUED)

The Company involved in the renovation and conversion of certain buildings to commercial condominiums. The Company’s development at 231 Norman Avenue, in Brooklyn, New York is the underlying asset comprising the collateral on the loan discussed below. The construction ended at the end of 2007, and the company received Certificate of Occupancy on January 10, 2008. Approvals needed for the commercial condominium plan offering have been obtained and the 44 commercial condos are currently on the market for sale. As of the date of filing, 24 contracts to purchase condominium units have been signed and deposits received, 9 units of which were closed and were occupied. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue Project.

ARI
Gunther owns 25% of the outstanding shares of capital stock of ARI. See note 3 for additional information.

NOTE 5 - NOTES PAYABLE
	Annual	March 31,	December 31,
	interest rate	2008	2007
Short-term	%
Loan payable - WGS (a)	18%	399,970	399,970
Long-term
Loan payable - related party (b)	6%	1,469,731	1,335,761
		$1,869,701	$1,735,731

(a) WGS. On December 5, 2007, the Company and 231 Norman entered into a share acquisition option agreement with WGS, a public company in Israel in which Mr. Ofir is a director. Pursuant to the agreement, WGS agreed to loan $1,000,000 to the Company and 231 Norman. The aggregate principal amount, plus interest accruing at a rate of 1.5% per month, shall be due and payable six months from the closing of the agreement. As of December 31, 2007 and February 28, 2008, WGS had transferred $399,970 of the $1,000,000 loan to the Company. While the Company expected the balance of the loan to be transferred by December 31, 2007, no such transfer occurred, and no additional funds are expected.

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

NOTE 5 - NOTES PAYABLE - (CONTINUED)

As of December 31, 2007 WGS only transferred $399,970 of the $1,000,000, as such WGS is not eligible for any one of the above options.

(b) RUSSULL BROTHERS. In March 2005, the Company issued a promissory note totaling $100,000 to NY2K, Inc. The note was assigned by NY2K, Inc. to Russull Brothers. Such note was cancelled as of June 8, 2005 in consideration for the Company's issuance of 2,000,000 shares of its Common Stock to Russull Brothers, which issuance was made pursuant to the exemption from registration provided by Regulation E under the Securities Act of 1933, as amended. Subsequent to the receipt by the Company of a letter from the Staff of the Securities and Exchange Commission ("SEC") in which the Staff raised questions with respect to the Company's compliance with the provisions of the Investment Company Act of 1940 applicable to business development companies, the Company and Russull Brothers rescinded the cancellation of the Company's $100,000 Note and issuance of 2,000,000 shares of Common Stock. In July 2006, the Company and Russull Brothers entered into an agreement whereby the note owed to Russull Brothers was cancelled in consideration for the Company’s issuance of 2,000,000 shares of its restricted common stock to Russull Brothers.

On November 14, 2007, Mr. Ofir assigned to Russull Brothers an aggregate principal amount of $1,078,317 plus accrued interest of $19,868 relating to a series of loans Mr. Ofir made to the Company. In addition, Russull Brothers assumed the Company's obligation to Hypothecators in the amount of $249,203. On April 20, 2008 the Company and Russull Brothers executed a loan agreement. Pursuant to the loan agreement the Company’s debt to Russull Brothers, is payable upon demand and will accrue interest at an annual rate of 6%. Interest may, at the Company’s option, be paid, no later than the tenth business day of January, or added to the principal outstanding amount of the Company’s debt to Russull Brothers.

As of March 31, 2008 and December 31, 2007, the Company owes $1,469,731 and $1,335,761, respectively, in principal; $21,784 and $418, respectively, in accrued interest relating to the loans.

NOTE 6 - CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES

	Annual	March 31,	December 31,
	interest rate	2008	2007
	%
Convertible notes (a)	10%	$465,000	$465,000
Convertible debentures (b)	8%	200,000	200,000
Convertible debentures - related parties (b)	8%	400,000	400,000
		$1,065,000	$1,065,000

(a) CONVERTIBLE NOTES. In October 2006, the Company initiated a convertible note offering whereby the Company would issue up to $1,300,000 of convertible notes. The notes incur interest at the rate of 10% per annum, payable quarterly, and are due November 25, 2007. The notes can be converted at anytime at the option of the note holder at a conversion price of $.05 per share, plus an adjustment based upon the profitability of 231NAPD. The Company can force conversion of the notes anytime the shares are registered and the average computed market price is greater than 250% of the conversion price. The Company measured for a beneficial conversion feature on the date of issuance and on December 31, 2006 and determined there to be no beneficial conversion feature on those dates. Since the conversion price can vary over time based on the profitability of Norman Property LLC, the Company is required to determine whether a beneficial conversion feature exists for each reporting period the notes are outstanding. The Company did not make the quarterly payments of December 31, 2006 and of March 31, 2007 of interest

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES - (CONTINUED)

‘timely, causing a default on the notes. However, such interest payments were made during January and May, 2007, respectively.

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

On April 29, 2008 the Company made payments of the principal to three of the noteholders of $135,000 plus interest of $4,438. The Company is negotiating with the remainder noteholders to extend the terms of the notes. The company is current with the interest payments to regular to all the noteholders. As of the date of this Report, none of the debentures holders and none of the noteholders has notified the Company of their intention to enforce any of their rights in connection with this default.

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

On March 1, 2005, the Company issued a second 8% Secured Convertible Debenture in the original principal amount of $250,000 to Cornell. The debenture has a term of two years, accrues interest at 8% and is convertible into common stock at a price per share equal to the lesser of (a) $0.36 per share, or (b) 77%

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES - (CONTINUED)

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

As of March 31, 2008, four outstanding convertible debentures, amounting in the aggregate to $600,000, plus accrued interest of approximately $64,734 thereon, became due and payable. As of December 31, 2007, two of the Debentures, amounting in the aggregate to $200,000, were amended to extend the maturity date to April 15, 2008, of which on April 29, 2008 the two individual were paid the aggregate principal amount of $100,000 plus the accrued interest thru April 30, 2008 of $29,934.. These Debentures are currently in default, but it is expected that they will be paid in full shortly. The other two Debentures, amounting in the aggregate to $400,000, which were assigned to Russull Brothers, the majority shareholder of the Company as of March 31, 2008, were extended to April 30, 2008, and are currently in default. The Company currently negotiates the extension of the Debentures maturity date with Russull Brothers.

NOTE 7 - LONG-TERM BANK LOAN

On March 5, 2007, Gunther obtained a $1,500,000 bank loan from Bank Hapoalim, Ltd., which matured on January 3, 2015. The bank loan bears interest at the Israeli prime rate plus 2% per annum. Principal and interest payments on the bank loan are due quarterly. Classified by linkage terms and interest rates, the total amount of the loan is as follows:

	Annual	March 31,	December 31,
	interest rate	2008	2007
	% (*)
Bank Loan	Israeli Prime + 2%	$1,619,000	$1,536,000
Less- current maturities		(183,000)	(165,000)
Long-Term portion		$1,436,000	$1,371,000

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Interest income for the three months ended March 31, 2008 and 2007 in amounts of approximately $8,000 and $0, respectively, earned from notes receivable from related parties. Interest expenses for the three months ended March 31, 2008 and 2007 in amounts of approximately $29,000 and $6,000, respectively. The Company believes that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

NOTE 9 - INCOME TAXES

Domestic (US):
Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At March 31, 2008, the Company had approximately $2,211,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2028 for federal purposes and 2013 for state purposes. The Company has reported a valuation allowance of approximately $744,000. The valuation allowance account increased during the three months ended March 31, 2008 by $27,000.

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

A reconciliation of the difference between the expected income tax rate using the statutory federal tax rate and the Company’s effective rate is as follows:
	Three Months Ended March 31,
	2008	2007

U.S. Statutory Rate	34%	34%
State income taxes	9%	9%
Valuation allowance	-43%	-43%
	0%	0%

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES - (CONTINUED)

Significant components of the Company’s net deferred tax assets are as follows:

	March 31,	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$950,788	$908,985
Total deferred tax assets	950,788	$908,985

Deferred liabilities	-
Total deferred tax liabilities	-	-
Valuation allowance for net deferred tax assets	(743,828)	(716,964)

Net deferred tax assets	$206,960	$192,021

Current asset	158,516	173693
Long term asset	48,444	18,328
Net deferred tax assets	$206,960	$192,021

Foreign (Israel):
The Company and its Israeli subsidiary have accumulated losses for Israel income tax purposes as of March 31, 2008, in the amount of approximately $93,000. These losses may be carryforward (linked to the Israeli Consumer Price Index (“CPI”)) and offset against taxable income in the future for an indefinite period.

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

NOTE 10 - SUBSEQUENT EVENTS

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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS - (CONTINUED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used throughout this report, the terms "DCI," the "Company," "we," "us," and "our" refer to DCI USA, Inc., and unless indicated otherwise, include our subsidiaries.

This Management’s Discussion and Analysis or Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto.

Forward Looking Statements

This report on Form 10-Q (the “Report”) contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" on the Company’s Annual Report of Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2008, as well as those discussed elsewhere in this Report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are presently engaged in the renovation and conversion of buildings to commercial condominiums. We had considered expanding our business focus to include the field of alternative energy, with our acquisition on August 1, 2006 of an interest in Gunther Wind Energy, Ltd., a corporation that invests in wind farms in Israel, and our January 2007 loan to Senergy, Ltd., an Israeli limited liability company that operates in the areas of solar heating and cooling and solar-based energy generation. However, our agreement with Senergy was terminated on February 28, 2008 and, as disclosed in our Current Report on Form 8-K filed May 1, 2008 and amended on May 2, 2008, on April 3, 2008 we executed a share sale agreement with Tobias Jewelry Ltd., an Israeli corporation, pursuant to which Tobias Jewelry acquired all of the share capital of Gunther.

231 Norman Avenue

The Company remains involved in the renovation and conversion of certain buildings, located at 231 Norman Avenue, Brooklyn, New York, to commercial condominiums. Construction has been completed and a Certificate of Occupancy was obtained on January 10, 2008. Approvals needed for the commercial condominium plan offering have been obtained and 44 commercial condos are currently on the market for sale. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue project. As of the date of filing, 24 contracts to purchase condominium units have been signed and deposits received, 9 units of which were closed and occupied.

Material Changes in Financial Condition

As a result of the termination, on February 28, 2008, of our agreement to extend a loan to Senergy, Ltd., we expect repayment of $100,000 previously loaned to Senergy by the Company.

Under the terms of the April 23, 2008 share sale agreement, pursuant to which we sold Gunther Wind Energy to Tobias Jewelry, $684,650 of the Company’s loans to Gunther Wind Energy has been repaid to the Company and the balance of $672,000 will be repaid in April 2009. Accordingly, we expect that our June 30, 2008 balance sheet will reflect repayment of $684,650 of our loans to Gunther Wind Energy, and we expect that our June 30, 2009 balance sheet will reflect repayment of the remaining outstanding balance of $672,000. As a result and assuming no unforeseen developments, we anticipate revenues of approximately $840,000 in the quarter ended June 30, 2008 and approximately $386,000 in the second quarter of 2009. However, there can be no assurance that we will realize these revenues.

Material Changes in Results of Operations

Comparison of the results of operations: three months ended March 31, 2008 to three months ended March 31, 2007.

Our total income for the three months ended March 31, 2008 was $8,413, as compared to $6,252 of total income for the three months ended March 31, 2007. The income for the quarters ended March 31, 2008 and March 31, 2007 both consisted of interest income generated from the loans the Company made to 321 Norman Avenue Property Development LLC and Senergy.

Our general and administrative expenses decreased to $30,760 for the three months ended March 31, 2008, from $80,405 for the three months ended March 31, 2007. The decrease was a result of decreased travel expenses and the completion, in June 2007, of our acquisition of Gunther Wind Energy. Interest expense increased to $227,875 for the quarter ended March 31, 2008, from $63,816 for the quarter ended March 31, 2007.The increase was a result of interest payments on our outstanding 10% Convertible Notes and our outstanding debentures in the principal amount of $600,000 , and other payables needed to finance an investment in ARI Ltd., an Israeli company in which Gunther Wind Energy had invested and in which the Company indirectly held a 25% interest as a result of the Company’s ownership of Gunther Wind Energy.

Professional fees decreased from $54,624 for the quarter ended March 31, 2007 to $41,600 for the quarter ended March 31, 2008.

Our net income on investments increased, from a loss of $30,811 in the three months ended March 31, 2007 to income of $62,139 in the three months ended March 31, 2008. This is attributed mainly to the earnings of 231 Norman Avenue Property Development, LLC in 2008, as a result of the completion of sales of seven commercial condominium units in 2008, and investments in Ari Ltd. which contributed income of $33,000 to the Company in first quarter of 2008.

Total loss from operations during the quarter ended March 31, 2008 was $291,822. The loss is attributed mainly to interest expense.

Liquidity and Capital Resources

Our cash as of March 31, 2008 was $11,623. On April 28, 2008, the Company received gross proceeds from the sale of Gunther Wind Energy in the amount of $1,250,350 and partial return on the loan to Gunther in the amount of $684,650. Accordingly, the Company currently has sufficient funds to fund its expenses over the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

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

Item 1A. Risk Factors.

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on May 12, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of the date of this report, the following outstanding notes and debentures are in default. Neither the debentures holders nor any of the note holders has notified the Company of their intention to enforce any of their rights in connection with this default.

Debentures - As of March 31, 2008, three outstanding convertible debentures, amounting in the aggregate to $600,000, plus accrued interest of approximately $71,934. $200,000 of which held by two individuals became due and payable on April 15, 2008 and $400,000 held by Russull Brothers, Inc, the Company's major shareholder, became due and payable on April 30, 2008. On April 29, 2008 the two individual were paid the aggregate principal amount of $100,000 plus the accrued interest thru April 30, 2008 of $29,934.
The balance of the principal owed to the two debenture holders and the principal balance of owed to Russull Brothers are being negotiated to extend the maturity date.

10% Convertible Notes - On November 25, 2007, an aggregate of $465,000 in principal and $725 in accrued interest became due and payable on the convertible notes, which were issued by the Company in October 2006. The note holders have agreed verbally, but not in a signed agreement, to extend the maturity date of the notes to April 30, 2008. On April 29, 2008 the Company made payments of the principal to three of the note holders of $135,000 plus interest of $4,438. The Company is negotiating with the remainder note holders to extend the terms of the notes. The company is current with the interest payments to regular to all the note holders.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On May 19, 2008 Greg Bitterman informed the Company that he resigned as a member of the Board of Directors of the Company for personal reasons..

Item 6.  Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Section 302(a) Certifications
32.1	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008	By:	/s/ Ofer Arbib
Ofer Arbib Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2008	By:	/s/ Jonathan Rigbi
Jonathan Rigbi Chief Financial Officer (Principal Financial and Accounting Officer)