Form 10-Q
period 2008-06-30
DCI USA, INC
filed 2008-08-14
CIK 1120210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commissions file number 000-31143

DCI USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3742159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

231 Norman Ave
Brooklyn, NY 11222
(Address of principal executive offices)

(718)383-4999
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
Yes ☐ No ☒

The number of shares of common stock outstanding as of August 13, 2008 was 54,917,681.

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

DCI USA, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4-5

Consolidated Statements of Operations for the six and three months ended June 30, 2008
and 2007 (unaudited)	6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)	7

Consolidated Statements of Cash Flows for the six and three months ended June 30, 2008 and 2007 (unaudited)	8-9

Notes to Consolidated Financial Statements	10-21

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$199,736	$21,565
Interest receivable	6,969	14,812
Interest receivable-related party	32,539	5,474
Loan receivable- related party	996,386	217,270
Loan receivable - Senergy	100,000	100,000
Loan receivable - Gunther	672,066
Deferred tax asset, current portion	-	173,693
Other receivables	46,235
Total current assets	2,053,931	532,814

Fixed assets, net	2,262	2,559

Investments in equity interest	1,144,275	3,872,513
Goodwill	-	195,706
Deferred tax asset, less current portion	-	18,328

Total assets	$3,200,468	$4,621,920

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (CONTINUED)

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$76,184	$108,239
Accrued interest	42,663	26,554
Accrued interest - related parties	1,728	37,367
Receipts on account of shares in a subsidiary	427,350
Loans payable	1,957,784	399,970
Advance on account of dividend from related party	-	225,000
Convertible notes	140,000	465,000
Convertible debentures	100,000	200,000
Convertible debentures - related parties	-	400,000
Current maturities of long term bank loan	-	165,000
Total current liabilities	2,745,709	2,027,130

Commitments and contingencies

Long term bank loan	-	1,371,000
Loan payable - related party	-	1,335,761

Total liabilities	2,745,709	4,733,891

Stockholders' equity
Preferred Stock, par value $.001, 1,000,000 shares
Series A Preferred authorized, none issued
and outstanding	-	-
Common stock, par value $.001,100,000,000 shares
authorized , 54,917,681 shares issued, and 53,464,557 shares
outstanding as of June 30, 2008 and December 31, 2007	54,917	54,917
Additional paid-in-capital	2,898,802	2,898,802
Accumulated deficit	(2,417,312)	(2,984,042)
	536,407	(30,323)

Treasury stock, at cost - 1,453,124 common stock shares	(81,648)	(81,648)
Total stockholders' equity (deficit)	454,759	(111,971)

Total liabilities and stockholders' equity (deficit)	$3,200,468	$4,621,920

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Operating Income:
Revenue	$-	$-	$-	$-
Interest income	19,223	13,083	10,810	6,831
Total income	19,223	13,083	10,810	6,831

Expenses:
General and administrative expense	47,439	129,805	16,679	49,401
Interest expense	316,426	112,040	88,551	48,223
Professional fees	157,467	83,124	115,867	28,500
Consulting fees	-	91,256	-	2,000
Total expenses	521,332	416,225	221,097	128,124

Loss from operations	(502,109)	(403,142)	(210,287)	(121,293)

Net loss on investments in equity interest	(21,238)	(45,938)	(83,377)	(15,127)
Realized gain on investment, net	1,282,098		1,282,098
Net income (loss) before income taxes	758,751	(449,080)	988,434	(136,420)

Provision for income taxes	192,021	-	206,960	-

Net income (loss)	$566,730	$(449,080)	$781,474	$(136,420)

Income (loss) per share
Basic	$0.01	($0.01)	$0.01	($0.00)
Diluted	$0.01	($0.01)	$0.01	($0.00)

Weighted average number of
Common Stock outstanding
Basic	53,464,557	53,373,482	53,464,557	53,453,395
Diluted	64,264,557	80,673,482	64,264,557	80,753,395

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	54,917,681	$54,917	(1,453,124)	$(81,648)	$2,898,802	$(2,984,042)	$(111,971)

Net income						566,730	566,730
Balance, June 30, 2008	54,917,681	$54,917	(1,453,124)	$(81,648)	$2,898,802	$(2,417,312)	$454,759

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating Activities
Net income (loss)	$566,730	$(449,080)
Adjustments required to reflect cash flows from
Operating Activities
Cost of stock option	-	89,256
Net loss (income) on equity investments	21,238	45,939
Net income on sale of Gunther	(1,709,448)
Depreciation	297	444
Amortization of note receivable discount	-	(7,515)
Long term bank loan - currency fluctuations	232,284	-
Changes in operating liabilities and assets
Other receivables	(46,235)
Prepaid expanse	-	5,702
Interest receivable	(19,222)	(10,878)
Deferred tax asset	192,021	-
Receipts on account of shares in a subsidiary	427,350
Accounts payable and accrued expenses	(16,781)	15,226
Net cash used in operating activities	(351,766)	(310,906)

Cash flows from investing activities
Proceeds from loan receivable	-	150,000
Loans to third parties	-	(145,450)
Proceeds from sale of Gunther	777,499
Loans to related parties	(207,839)	(416,400)
Net cash provided by (used in) investing activities	569,660	(411,850)

Cash flows from financing activities
Proceeds from loans	1,183,755	597,384
Payment of loan payable	(383,194)	(65,125)
Issuance of common stock		125,000
Payment of convertible notes	(325,000)
Payment of convertible debentures	(100,000)
Payment of convertible debentures - related parties	(400,000)
Advance on account of dividend	75,000	-
Payment of long term bank loan	(90,284)	-
Net cash provided by (used in) financing activities	(39,723)	657,259

Decrease in cash	178,171	(65,497)

Cash at the beginning of the period	21,565	74,755

Cash at the end of the period	$199,736	$9,258

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUDE)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosures:
Interest paid	$129,923	$-
Cash paid for income taxes	1,310	592

Non-cash disclosures of investing and financing activities:
Repayment of loan	$472,851

See accompanying notes to consolidated financial statements.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF THE COMPANY

The accompanying unaudited interim consolidated financial statements of DCI USA, INC. (“the Company”, “We”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for 2007 as reported in the 10-K have been omitted.

The unaudited consolidated financial statements include the accounts of the Company and the Company’s wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Company operates in one business segment, which is the development of clean energy technologies and the renovation and conversion of buildings to commercial condominiums.

As of June 30, 2008, the Company had $199,736 in cash. On April 23, 2008, the Company, Gunther Wind Energy, Ltd. (“Gunther”), and Tobias Jewelry Ltd., an Israeli corporation (“Tobias”), executed a share sale agreement, pursuant to which Tobias agreed to purchase all of the share capital of Gunther. See note 3. As part of the agreement, Tobias also agreed to lend Gunther $672,000, the remaining outstanding balance of Gunther’s debts to the Company, on or before April 21, 2009, at which time Gunther is obligated, pursuant to the agreement, to repay the entire remaining outstanding balance of its debt to the Company. Accordingly, the Company currently has sufficient funds to fund its operation over the next twelve months.

During the second quarter of 2008 the quotation of the Company’s common stock on the OTC Bulletin Board was terminated as a result of our failure to timely file periodic reports with the SEC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of the Company and it’s wholly - owned subsidiaries: i. 231 Norman Avenue LLC (“Norman LLC”); and ii. Gunther through April 23, 2008.  . All material intercompany transactions have been eliminated in consolidation. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and loans receivables. As of June 30, 2008, substantially all of the Company’s cash was managed by two financial institutions. Loan receivables are typically unsecured and are derived from short-term related parties loans. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of our loans receivables. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Deferred Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. See Note 10 “Income Taxes” for additional information.

Cash and Cash Equivalents. For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Notes Receivable. The allowance for loan losses on notes receivable is determined primarily on the basis of management's best estimate of probable losses, including specific allowance for troubled accounts. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance for loan losses. There were no allowances for loan losses at June 30, 2008 and December 31, 2007.

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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Net Loss Per Share. Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. There were 10,800,000 and 27,600,000 potentially dilutive common shares outstanding on June 30, 2008 and 2007, respectively, which were excluded from the calculation of diluted earnings per share, consisting primarily of shares issuable upon the conversion of debt and equity and the exercise of stock options.

Fair Value. The Company's financial instruments consist primarily of cash, notes receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding debt, approximate fair value due to the short maturity of these instruments. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

Recently Issued Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 moves the hierarchy of GAAP sources for non-governmental entities from the auditing literature to the accounting literature. This statement will become effective 60 days following approval by the SEC of amendments made by the Public Company Accounting Oversight Board to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying SFAS No. 162 should be reported as a change in accounting principle.

In March, 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

 In December 2007, the FASB issued SFAS No. 141 (R) (revised 2007), “Business Combinations,” which establishes principles and requirements for how the acquirer recognizes, measures, and discloses the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141(R) (revised 2007) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

Management believes the adoption of the preceding pronouncements will have no significant impact on the Company’s financial condition or results of operations.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - AQUISITIONS

GUNTHER WIND ENERGY, LTD. On August 1, 2006, the Company entered into a loan, pledge and option agreement with Gunther in Israel to invest in the upgrade of an existing wind farm at Tel Assaniya and in the development of a new site, Nimrod. On June 20, 2007, the Company exercised its option to purchase all the outstanding shares of Gunther pursuant to and in accordance with the loan, pledge and option agreement. The aggregate exercise price of the option was $23,883 of which was paid through the cancellation of outstanding loans previously made by the Company to Gunther.

Gunther owns 25% of the outstanding share capital of ARI, Ltd., an Israeli based corporation formerly known as Green Wind Energy Ltd. (“ARI”), as a result of its acquisition, on March 5, 2006, of 334 shares of ARI’s preferred stock in consideration of $3,000,000. As of April 8, 2008, Gunther had paid an aggregate of $2,655,000 of the purchase price to ARI using funds previously loaned to Gunther by the Company and the proceeds from a $1,500,000 bank loan obtained by Gunther. The remaining portion of the $3,000,000 purchase price was paid by Gunther to ARI on April 28, 2008.

On December 2006 Gunther signed agreement with Nimrod Wind Energy, Ltd (“Nimrod”) in which Gunther received an irrevocable option to purchase 25% of Nimrod’s issued and fully paid for share capital. The aggregate purchase price to be paid by Gunther to the Nimrod upon exercise of such option shall be an amount equal to $2,750,000. As of April 23, 2008 Gunther did not exercise its option.

On April 23, 2008, the Company, Gunther, and Tobias, executed a share sale agreement, pursuant to which Tobias agreed to purchase all of the share capital of Gunther. In consideration therefore, Tobias agreed to pay the Company $2,607,000, of which (i) $1,250,350 plus applicable value added taxes Tobias agreed to pay to the Company at closing (the “Cash Consideration”), and (ii) $1,356,650, the amount of Gunther’s pre-existing debt to the Company, Tobias agreed to lend to Gunther at closing. Tobias also agreed to make two additional loans to Gunther, one in the amount of $355,000, and a second loan in the amount of $30,000. The transactions contemplated by the agreement were consummated on April 28, 2008. Pursuant to the Agreement, Tobias paid $777,549 to the Company, on behalf of the Company, Tobias paid $472,801 WGS in full satisfaction of the Company’s pre-existing debt to WGS. Tobias also loaned $684,650 to Gunther, which funds were paid directly to the Company in partial satisfaction of Gunther’s pre-existing debts to the Company. Tobias also agreed to lend Gunther $672,000, the remaining outstanding balance of Gunther’s debts to the Company, on or before April 21, 2009, at which time Gunther is obligated, pursuant to the agreement, to repay the entire remaining outstanding balance of its debt to the Company. 25% of Gunther’s outstanding share capital will be held in escrow in order to secure repayment of the balance of Gunther’s debt to the Company. The remaining 75% of Gunther’s share capital was transferred to Tobias on April 28, 2008. Pursuant to the agreement, Tobias also loaned Gunther $355,000, an amount equal to the outstanding portion of Gunther’s pre-existing commitment to invest in ARI, and $30,000, an amount equal to Gunther’s outstanding obligations to its suppliers.

The Consideration amount that was paid by Tobias to WGS was in amount of $472,801 however the Company’s liability to WGS as of the payment day was $435,584, as such WGS committed to transfer $37,217 to the Company.

In the second quarter of 2008 the Company recorded realized gain on investment in amount of $1,282,098, and $427,350 receipts on account of shares in a subsidiary, that will be realized as gain once the Company releases the 25% of Gunther’s outstanding share capital held in escrow.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS - (CONTINUED)

On May 15, 2008 the Company resigned from Gunther’s board of directors. The investment in Gunther is recorded in the financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition until April 23, 2008, the date of sale. Effective April 23, 2008 the investment in Gunther is recorded in the financial statements included herein at cost. The investment balance as of June 30, 2008 is $0.

231 NORMAN AVE, LLC. The Company lent $1,370,000 to Norman LLC in part pursuant to an agreement which provided the Company the option of supplanting the 100% membership interest holder in Norman LLC. The Company exercised this option as of November 2006 and now owns 100% interest in Norman LLC. As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 Norman Avenue Property Development, LLC (“231 NAPD”). See note 4 for the investment in equity interest at 231 NAPD.

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

	June 30,	December 31,
	2008	2007
Investments in equity interest
Investment in 231 NAPD	$1,144,275	$1,198,513
Investment in ARI	-	2,674,000
Investments in cost method
Investment in Gunther	-	-
	$1,144,275	$3,872,513

The Company’s share of income (loss) in its equity interest, net of tax:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net loss on investment - 231 NAPD	$(54,238)	$(45,938)	$(83,377)	$(15,127)
Net income on investment - ARI	33,000	-	-	-
	$(21,238)	$(45,938)	$(83,377)	$(15,127)

231 NAPD. 231 NAPD is a New York limited liability company engaged in owning, developing and operating income producing real property. 231 NAPD owns fee simple title to the real property located at 231 Norman Avenue, Brooklyn, New York.

As a result of the Company acquiring Norman LLC, the Company controls 30% of the membership interests of 231 NAPD.

The Company involved in the renovation and conversion of certain buildings to commercial condominiums. The Company’s development at 231 Norman Avenue, in Brooklyn, New York is the underlying asset comprising the collateral on the loan discussed below. The construction ended at the end of 2007, and the company received Certificate of Occupancy on January 10, 2008. Approvals needed for the commercial condominium plan offering have been obtained and the 42 commercial condos are currently on the market for sale. As of the date of filing, 25 contracts to purchase condominium units have been signed and deposits received, 14 units of which were closed and were occupied. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue Project.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES - (CONTINUED)

ARI. Gunther owns 25% of the outstanding shares of capital stock of ARI. See note 3 for additional information with regards to the sale of Gunther and its investment in ARI on April 23, 2008.

Gunther. On May 15, 2008 the Company resigned from Gunther’s board of directors. The investment in Gunther is recorded in the financial statements included herein at the aggregate purchase price and its results of operations from the date of acquisition until April 23, 2008, the date of sale. Effective April 23, 2008 the investment in Gunther is recorded in the financial statements included herein at cost. The investment balance as of June 30, 2008 is $0.

NOTE 5 - NOTES PAYABLE

	Annual	June 30,	December 31,
	interest rate	2008	2007
Short-term	%
Loan payable - WGS (a)	18%	$-	$399,970
Loan payable - Tubias (b)	8%	299,970	-
Loan payable - Mr. Roberto Roda (d)	6%	1,657,814	-
Long-term
Loan payable - related party (c)	6%	-	1,335,761
		$1,957,784	$1,735,731

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

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE - (CONTINUED)

On April 28, 2008, on behalf of the Company, Tobias paid $472,801 to WGS in full satisfaction of the Company’s pre-existing debt to WGS. The Consideration amount that was paid by Tobias to WGS was in amount of $472,801 however the Company’s liability to WGS as of the payment day was $435,584, as such WGS committed to transfer $37,217 to the Company. The company recorded WGS commitment of $37,217 in other receivables.

(b) Tubias. On June 25, 2008, the Company borrowed $299,970 from Tobias; along with interest based on an annual rate of 8% and secured by the pre-existing debt of Tobias owed to the Corporation, being due and payable to Tobias on October 1, 2008. i. When and if the loan will not be paid back by October 1, 2008, 12.5% out of the 25% of Gunther’s outstanding share capital, held in escrow in order to secure repayment of the balance of Gunther’s debt to the Company, will be released from the escrow account to Tubias. The remaining seventy-five percent of Gunther’s share capital was transferred to Tobias on or about April 28, 2008. ii. When and if the loan will not be paid back by March 31, 2009, the loan principle, interest, and penalty will be deducted from the loan granted to Gunther.

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

On November 14, 2007, Mr. Ofir assigned to Russull Brothers an aggregate principal amount of $1,078,317 plus accrued interest of $19,868 relating to a series of loans Mr. Ofir made to the Company. In addition, Russull Brothers assumed the Company's obligation to Hypothecators in the amount of $249,203. On April 20, 2008 the Company and Russull Brothers executed a loan agreement. Pursuant to the loan agreement the Company’s debt to Russull Brothers, is payable upon demand and will accrue interest at an annual rate of 6%. Interest may, at the Company’s option, be paid, no later than the tenth business day of January, or added to the principal outstanding amount of the Company’s debt to Russull Brothers. During the first quarter of 2008, the company obtained additional loan of $133,970 from Russull Brothers.

On July 31, 2008 the Company, Russull Brothers and 231 NAPD signed loan assignment letter indicating that effective April 23, 2008: i. Russull Brothers assigned its outstanding loan from 231 NAPD in amount of $571,288 to the Company; ii. Russull Brothers assigned its outstanding loans to the Company in amounts of $1,469,731 and $571,288 plus interest receivable in amount of $29,032 to Mr. Roberto Roda.

As of June 30, 2008 and December 31, 2007, the Company owes $0 and $418, respectively, in accrued interest relating to the loans.

(d) Mr. Roberto Roda. On July 31, 2008 the Company, Russull Brothers and Mr. Roberto Roda signed loan assignment letter indicating that effective April 30, 2008, Russull Brothers assigned its outstanding loans in amounts of $1,469,731 and $571,288 plus interest receivable in amount of $29,032. The loan is payable upon demand, within 21 days notice, with interest paid annually at the end of the calendar year, at an annual rate of 6%. During the second quarter of 2008 the Company paid Mr. Roberto Roda $383,205 out of the principle loan.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE - (CONTINUED)

As of June 30, 2008 and December 31, 2007, the Company owes $39,955 and $0, respectively, in accrued interest relating to the loans.

NOTE 6 - CONVERTIBLE NOTES AND CONVERTIBLE DEBENTURES

	Annual	June 30,	December 31,
	interest rate	2008	2007
	%
Convertible notes (a)	10%	$140,000	$465,000
Convertible debentures (b)	8%	100,000	200,000
Convertible debentures - related parties (b)	8%	-	400,000
		$240,000	$1,065,000

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

During the three months ended June 30, 2008 the Company made payments of the principal to three of the noteholders of $325,000 plus interest of $22,159. The company is current with the interest payments to regular to all the noteholders. As of the date of this Report, none of the debentures holders and none of the noteholders has notified the Company of their intention to enforce any of their rights in connection with ‘this default. The Company is currently negotiating with the noteholders to extend the maturity date of the 10% Convertible Notes, and it is expected to be paid in full shortly.

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

As of March 31, 2008, four outstanding convertible debentures, amounting in the aggregate to $600,000, plus accrued interest of approximately $64,734 thereon, became due and payable. As of December 31, 2007, two of the Debentures, amounting in the aggregate to $200,000, were amended to extend the maturity date to April 15, 2008, of which on April 29, 2008 the two individual were paid the aggregate principal amount of $100,000 plus the accrued interest thru April 30, 2008 of $29,934. These Debentures are currently in default, but it is expected that they will be paid in full shortly. The other two Debentures, amounting in the aggregate to $400,000, which were assigned to Russull Brothers, were fully paid during the three months ended June 30, 2008.

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BANK LOAN

On March 5, 2007, Gunther obtained a $1,500,000 bank loan from Bank Hapoalim, Ltd., which matured on January 3, 2015. The bank loan bears interest at the Israeli prime rate plus 2% per annum. Principal and interest payments on the bank loan are due quarterly. Classified by linkage terms and interest rates, the total amount of the loan is as follows:

	Annual	June 30,	December 31,
	interest rate	2008	2007
	% (*)
Bank Loan	Israeli Prime + 2%	$-	$1,536,000
Less- current maturities		-	(165,000)
Long-Term portion		$-	$1,371,000

See note 3 for additional information with regards to the sale of Gunther and its bank loan on April 23, 2008.

NOTE 8 - EQUITY

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

NOTE 9 - BASIC AND DILUTED EARNING PER SHARE

The following is a reconciliation of the denominator of the basic and diluted earnings per share for the six and three months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding:	53,464,557	53,373,482	53,464,557	53,453,395
Dilutive potential common shares outstanding from:
Convertible notes	2,800,000	9,300,000	2,800,000	9,300,000
Convertible debentures	2,000,000	12,000,000	2,000,000	12,000,000
Options	6,000,000	6,000,000	6,000,000	6,000,000
Diluted weighted average shares	64,264,557	80,673,482	64,264,557	80,753,395

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

Interest income for the six and three months ended June 30, 2008 in amounts of approximately $16,000 and $9,000, respectively, and for the six and three months ended June 30, 2007 in amounts of $13,000 and $7,000, respectively, earned from notes receivable from related parties. Interest expenses for the six and three months ended June 30, 2008 in amounts of approximately $46,000, and $17,000, respectively, and for the six and three months ended June 30, 2007 in amounts of $29,000 and $14,000, respectively.

During the first quarter of 2008 and the second quarter of 2008 the Company granted 231 NAPD an additional loan of $89,400 and $118,428, respectively, for its current operation. On July 31, 2008, the Company, Russull Brothers and 231 NAPD signed loan assignment letter indicating that effective April 23, 2008, Russull Brothers assigned its outstanding loan in amount of $571,288 to the Company. $571,288 out of the $996,386 231 NAPD loan receivable balances as of June 30, 2008 bears annuam interest rate of 6% and the remaining balance of $425,098 bears annuam interest rate of 10%.

See note 5 (c) with regards to the repayment of Russull Brother loans.

The Company believes that the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. In addition, we intend that all such transactions be on terms no less favorable to us than could be obtained from unaffiliated third parties.

NOTE 11 - INCOME TAXES

Based on the Company's history of recurring losses, there is uncertainty as to the realization of the net operating loss carryforwards. Accordingly, a valuation allowance has been provided for those deferred tax assets which management believes it is more likely than not that the tax benefit will not be realized. At June 30, 2008, the Company had approximately $1,158,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2028 for federal purposes and 2013 for state purposes. The Company has reported a valuation allowance of approximately $498,000. The valuation allowance account increased during the six months ended June 30, 2008 by $219,000.

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

	Six Months Ended June 30,
	2008	2007

U.S. Statutory Rate	34%	34%
State income taxes	9%	9%
Valuation allowance	-43%	-43%
	0%	0%

DCI USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (CONTINUED)

Significant components of the Company’s net deferred tax assets are as follows:

	June 30,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$498,012	$908,985
Total deferred tax assets	498,012	$908,985

Deferred liabilities	-
Total deferred tax liabilities	-	-
Valuation allowance for net deferred tax assets	(498,012)	(716,964)

Net deferred tax assets	$-	$192,021

Current asset	-	173,693
Long term asset	-	18,328
Net deferred tax assets	$-	$192,021

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

Forward Looking Statements

This report on Form 10-Q (the “Report”) contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, and statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Risk Factors" in the Company’s Annual Report of Form 10-K filed with the Securities and Exchange Commission on May 12, 2008, as well as those discussed elsewhere in this Report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are presently engaged in the renovation and conversion of buildings to commercial condominiums.

The quotation of our common stock on the OTC Bulletin Board was terminated during the three months ended June 30, 2008 as a result of our failure to timely file periodic reports with the Securities and Exchange Commission.

 231 Norman Avenue

The Company remains involved in the renovation and conversion of certain buildings, located at 231 Norman Avenue, Brooklyn, New York, to commercial condominiums. Construction has been completed and a Certificate of Occupancy was obtained on January 10, 2008. Approvals needed for the commercial condominium plan offering have been obtained and 42 commercial condos are currently on the market for sale. The Company is actively involved in managing the construction, financing, and sales of the 231 Norman Avenue project. As of the date of filing, 26 contracts to purchase condominium units have been signed and deposits received, 14 units of which were closed and occupied.

Material Changes in Financial Condition

On June 30, 2008 we had cash in the amount of $199,736, an increase of approximately 826% as compared to cash in the amount of $21,565 on December 31, 2007. Total current assets increased from $532,814 on December 31, 2007 to $2,053,931 on June 30, 2008. These increases reflect receipts in connection with the sale of Gunther Wind Energy Ltd. to Tobias Jewelry Ltd., including $777,499 paid by Tobias to the Company at closing, $472,801 paid by Tobias to World Group Capital (58) Ltd. in satisfaction of the Company’s pre-existing debt to World Group Capital, and $672,000 that will be paid by Tobias to the Company in April 2009 in satisfaction of Gunther’s pre-existing debt to the Company.

Current assets on June 30, 2008 included loans receivable from related parties in the aggregate amount of $996,386, an increase of approximately 359% as compared to loans receivable from related parties in the aggregate amount of $217,270 on December 31, 2007. This increase reflects our assumption during the quarter of a $571,277 loan from Russull Brothers, Inc., a major shareholder of the Company, to 231 Norman Avenue Property Development, LLC, and new loans that we made to 231 Norman Avenue Property Development, LLC in the aggregate amount of $207,828. Current assets on June 30, 2008 also included a loan receivable from Gunther Wind Energy in the amount of $672,066, which was not recorded as an asset on December 31, 2007. Current assets on December 31, 2007 also included the current portion of certain deferred tax assets, in the amount $173,693, which was recorded in anticipation of projected profits from the sale of Gunther Wind Energy. Following the sale of Gunther Wind Energy this asset was eliminated.

Total assets on June 30, 2008 amounted to $3,200,468, a decrease of approximately 31% from total assets of $4,621,920 on December 31, 2007. The decrease resulted primarily from the sale of Gunther Wind Energy on April 23, 2008, and the associated reduction in our indirect investments in equity interests as a result of Gunther’s 25% ownership of ARI, Ltd., from $3,872,513 on December 31, 2007 to $1,144,275 on June 30, 2008.

Our current and long term liabilities have been reduced since December 31, 2007 as a result, among other things, of (i) repayment of $325,000 in principal and $22,159 in accrued interest due pursuant to our outstanding 10% convertible notes, (ii) repayment of $500,000 in principal and $77,802 in accrued interest due pursuant to our outstanding 8% convertible debentures, and (iii) the sale of Gunther Wind Energy and the resulting elimination of our liabilities for (a) Gunther’s long term bank loan, in the amount of $1,536,000, and (b) dividends payable by ARI, Ltd. to Gunther, which amounted to $225,000 on December 31, 2007.

The reduction in current liabilities was partially offset by the recognition in the three months ended June 30, 2008 of a liability in the amount of $427,350, representing a portion of our receipts in connection with the sale of Gunther Wind Energy. This portion of the consideration for Gunther Wind Energy has been deferred because a portion of the shares of Gunther Wind Energy have been escrowed and will not be transferred to Gunther’s buyer, Tobias Jewelry Ltd., until repayment in full of Gunther’s pre-existing debt to the Company. The reduction in current liabilities was also partially offset by an increase in loans payable, from $399,970 on December 31, 2008 to $1,957,784 on June 30, 2008, resulting from a new loan in the amount of $299,970 that we obtained from Tobias Jewelry on June 25, 2008, and the assignment by Russull Brothers of its long term loans to the Company to a new creditor, Mr. Roberto Roda, and the revision of the terms of those loans which are now payable upon 21 days notice.

Material Changes in Results of Operations

Our total income for the six and three month periods ended June 30, 2008 was $19,223 and $10,810, respectively, as compared to $13,083 and $6,831, respectively, for the six and three month periods ended June 30, 2007. Income for the six and three month periods ended June 30, 2008 and June 30, 2007 consisted entirely of interest income generated from the loans the Company made to 321 Norman Avenue Property Development LLC and Senergy, Ltd.

Our general and administrative expenses decreased to $47,439 and $16,679, respectively, for the six and three month periods ended June 30, 2008, as compared to $129,805 and $49,401, respectively, for the six and three month periods ended June 30, 2007. The decrease in general and administrative expenses reflects unusually high general and administrative expenses in the first six months of 2007, incurred in connection with the acquisition of Gunther Wind Energy, which did not recur in 2008. Interest expense increased to $316,426 and $88,551, respectively, for the six and three month periods ended June 30, 2008, from $112,040 and $48,223, respectively, for the six and three month periods ended June 30, 2007. The increase in interest expense resulted primarily from the interest expenses of Gunther Wind Energy, which was reflected in our consolidated financial statement as of June 20, 2007, and an increase in the principal amount of our outstanding loans payable, incurred in order to fund the operations of 231 Norman Avenue Property Development.

Professional fees increased, from $83,124 and $28,500, respectively, for the six and three month periods ended June 30, 2007, to $157,467 and $115,867, respectively, for the six and three month periods ended June 30, 2008. The increase in professional fees reflects increased compensation to the Company’s chief financial officer, costs incurred in connection with the Company’s special audit in compliance with the requirements of the Sarbanes-Oxley Act of 2002, and legal fees incurred in connection with the sale of Gunther Wind Energy. We did not incur any consulting fees in the six and three month periods ended June 30, 2008, as compared to consulting fees of $91,256 and $2,000, respectively, for the six and three month periods ended June 30, 2007.

Our net losses on investments in equity interests increased by approximately 451% in the quarter, from $15,127 for the three months ended June 30, 2007 to $83,377 for the three months ended June 30, 2008. The increase resulted primarily from the capitalization of certain interest expenses, in the three months ended June 30, 2007 during the renovation of buildings located at 231 Norman Avenue, Brooklyn, New York. The renovation of the buildings was completed in January 2008, and thereafter those interest expenses were expensed.

For the six month period ended June 30, 2008 net losses on investments in equity interests decreased to $21,238, a drop of approximately 54% from losses on investments in equity interests of $45,938 for the six month period ended June 30, 2007. The decreased losses resulted primarily from revenues generated by ARI, Ltd., which we acquired through the acquisition of Gunther Wind Energy on June 20, 2007.

In the second quarter of 2008 the Company recorded realized net gains on investments in the amount of $1,282,098, and a liability in the amount of $427,350 reflecting deferred receipts on account of escrowed shares of Gunther Wind Energy, that will be realized as gain once the Company releases the escrow shares.

Total loss from operations during the six and three month periods ended June 30, 2008 was $502,109 and $210,287, respectively, as compared to a total loss from operations of $403,142 and $121,293, respectively, for the six and three month periods ended June 30, 2007. The loss resulted primarily from the increase in our interest expenses during the period.

Net income was $566,730 and $ 781,474, respectively, for the six and three month periods ended June 30, 2008, as compared to losses of $449,080 and $136,420, respectively, for the six and three month periods ended June 30, 2007.

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

Item 1A. Risk Factors.

There have been no material changes to the risks to our business described in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on May 12, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of the date of this report, the following outstanding notes and debentures are in default. Neither the debentures holders nor any of the note holders has notified the Company of their intention to enforce any of their rights in connection with this default.

Debentures - As of March 31, 2008, four outstanding convertible debentures, amounting in the aggregate to $600,000, plus accrued interest of approximately $64,734, became due and payable. On April 29, 2008, payments of $100,000 in principal and $29,934 in interest accrued through April 30, 2008 were made to the holders of $200,000 principal amount of the convertible debentures. The remaining $400,000 principal amount of the convertible debentures was repaid during the three months ended June 30, 2008.

10% Convertible Notes - On November 25, 2007, an aggregate of $465,000 in principal and $725 in accrued interest became due and payable on the convertible notes, which were issued by the Company in October 2006. During the three months ended June 30, 2008 the Company made payments of principal to three of the note holders in the aggregate amount of $325,000 plus interest of $22,159. The Company is negotiating with the remaining note holders to extend the terms of the notes. The Company is current in its interest payments to all the note holders.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Section 302(a) Certifications

32.1	Section 906 Certifications

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008	By:	/s/ Ofer Arbib
Ofer Arbib Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2008	By:	/s/ Jonathan Rigbi
Jonathan Rigbi Chief Financial Officer (Principal Financial and Accounting Officer)